Form 10-Q
period 2008-09-30
AMPAL-AMERICAN ISRAEL CORP
filed 2008-11-05
CIK 731859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________________ to_______________

Commission file number 0-538

AMPAL-AMERICAN ISRAEL CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

New York	13-0435685

(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer) Identification Number

10 Abba Even Street, Ackerstein Tower C, 9th Floor, P.O Box 12215, Herzliya, Israel	46733

(Address of Principal Executive Offices)	(Zip code)

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

Yes  ☐   No  ☒

          The number of shares outstanding of the issuer’s Class A Stock, its only authorized common stock, is 58,086,165 (as of October 27, 2008).

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS
AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS AS OF	September 30, 2008	December 31, 2007

(U.S. Dollars in thousands)	(Unaudited)	(Audited)

Current assets:
Cash and cash equivalents	$96,154	$44,267
Marketable securities	62,599	22,459
Accounts receivable (Net of allowance for doubtful amount $0.5 and $0)	135,096	106,665
Deposits	35,336	13,737
Inventories	40,079	28,928
Other assets	25,000	23,164

Total current assets	394,264	239,220
Non-current assets:
Investments	377,961	371,791
Fixed assets, less accumulated depreciation of $9,950 and $3,697	108,161	73,007
Deposits	29,884	3,738
Deferred income taxes	15,388	11,637
Other assets	16,578	15,557
Goodwill	55,825	50,406
Intangible assets	15,791	9,433
Minority interest, net	9,976	-

Total Non-current assets	629,564	535,569

	$1,023,828	$774,789

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY AS OF	September 30, 2008	December 31, 2007

(U.S. Dollars in thousands, except share amounts)	(Unaudited)	(Audited)

LIABILITIES
Current liabilities:
Notes and loans payable and current maturities	$175,960	$136,612
Accounts payable, accrued expenses and others	99,964	73,769

Total current liabilities	275,924	210,381

Long term liabilities:
Notes and loans payable	237,046	187,405
Debentures	264,947	79,350
Deferred income taxes	2,538	3,275
Other long term liabilities	12,961	12,760

Total long term liabilities	517,492	282,790

Commitments and contingencies

Total liabilities	793,416	493,171

Minority interests, net	-	23,206

SHAREHOLDERS’ EQUITY
Class A Stock $1 par value; authorized 100,000,000 and 100,000,000 shares; issued 63,277,321 and 63,277,321 shares; outstanding 57,792,282 and 57,702,532 shares	63,277	63,277

Additional paid-in capital	190,525	189,899

Retained earnings	7,485	47,931

Accumulated other comprehensive loss	(3,450)	(14,821)

Treasury stock, at cost	(27,425)	(27,874)

Total shareholders’ equity	230,412	258,412

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,023,828	$774,789

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30,	2008	2007

(U.S. Dollars in thousands, except per share amounts)	(Unaudited)	(Unaudited)

REVENUES:
Chemical income	$419,620	$-
Share in losses of affiliates	(1,209)	(1,037)
Realized gain on investments	1,162	227
Realized and unrealized loss on marketable securities	(90)	(195)
Interest income	3,625	1,694
Leisure-time income	2,309	1,816
Gain from change in ownership interest of a subsidiary	490	-
Other income	663	140

Total revenues	426,570	2,645

EXPENSES:
Chemical expense - cost of goods sold	388,395	-
Real estate expenses	611	-
Loss from impairment of investments & real estate	-	484
Interest expense	33,264	7,756
Translation loss	19,466	992
Marketing expense	8,171	-
General, administrative and other	27,278	8,054

Total expenses	477,185	17,286

Loss before income taxes	(50,615)	(14,641)
Provision for income taxes (tax benefits)	(710)	2,964

Loss after income taxes	(49,905)	(17,605)
Minority interests in (losses) profits of subsidiaries, net	(9,618)	40

Loss from continuing operations	(40,287)	(17,645)
Discontinued operation:
Gain on sale of discontinued operations, net of tax	-	21,737
Loss from operation of discontinued, net of tax	-	(417)

Net income from discontinued operations	-	21,320

Net income (loss) for the period	(40,287)	3,675

Basic and diluted EPS:
Loss from continuing operations	(0.70)	(0.36)
Discontinued operations	-	0.43

Earnings (loss) per share	$(0.70)	$0.07

Shares used in EPS calculation (in thousands)	57,722	49,259

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30,	2008	2007

(U.S. Dollars in thousands, except per share amounts)	(Unaudited)	(Unaudited)

REVENUES:
Chemical income	$142,449	$-
Share in earnings (losses) of affiliates	(1,787)	(695)
Realized gain on investments	783	-
Realized and unrealized gains (losses) on marketable securities	(229)	50
Interest income	1,469	709
Leisure-time income	817	670
Other income	435	140

Total revenues	143,937	872

EXPENSES:
Chemical expense - cost of goods sold	129,253	-
Real estate expenses	224	-
Interest expense	18,333	3,635
Translation loss (gain)	(5,915)	1,452
Marketing expense	2,066	-
General, administrative and other	8,971	3,568

Total expenses	152,932	8,655

Loss before income taxes	(8,995)	(7,783)
Provision for income taxes	371	2,068

Loss after income taxes (tax benefits)	(9,366)	(9,851)
Minority interests in profits of subsidiaries, net	3,276	1

Loss from continuing operations	(12,642)	(9,850)
Discontinued operation:
Gain on sale of discontinued operations, net of tax	-	21,737

Net income from discontinued operations	-	21,737

Net gain (loss) for the period	(12,642)	11,887

Basic and diluted EPS:
Loss from continuing operations	(0.22)	(0.19)
Discontinued operations	-	0.41

Earnings (loss) per share	$(0.22)	$0.22

Shares used in calculation (in thousands)	57,742	52,649

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30,	2008	2007

(U.S. Dollars in thousands)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net income (loss) for the period	$(40,287)	$3,675
Adjustments to reconcile net (income) loss for the period to net cash from operating activities:
Share in losses of affiliates	1,209	1,037
Realized and unrealized loss (gain) on investments, net	(1,072)	(32)
Gain on sale of discontinued operations, net of tax	-	(21,737)
Depreciation and amortization expense	9,263	955
Income from tenants deposits	-	(759)
Non cash stock based compensation	627	562
Interest from promissory note	-	815
Gain from change in ownership of subsidiary	(490)	-
Loss from impairment of investment	-	484
Translation loss	19,466	873
Minority interests in profits of subsidiaries, net	(9,619)	(109)
Decrease (increase) in other assets	2,550	(3,472)
Increase in accounts payable, accrued expenses and others	1.065	5,963
Investments made in trading securities	(79)	(17,148)
Proceeds from sale of trading securities	5,793	2,323
Dividends received from affiliates	3,427	120

Net cash used in operating activities	(8,147)	(26,450)

Cash flows from investing activities:
Deposits, notes and loans receivable collected	7,751	1,999
Deposits, notes and loans receivable granted	(54,552)	-
Investments made in affiliates	(11,596)	(8,225)
Investments made in Gadot	(41,351)	-
Investments made in available for sale shares	(45,526)	-
Proceeds from sale of investments	1,986	5,035
Proceeds from sale of Am-Hal (1), net	-	26,393
Proceeds from sale of fixed assets	3,769	-
Capital improvements	(29,494)	(1,123)

Net cash used in investing activities	(169,013)	24,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30,	2008	2007

(U.S. Dollars in thousands)	(Unaudited)	(Unaudited)

Cash flows from financing activities:
Notes and loans payable received	$70,401	$37,231
Notes and loans payable repaid	(2,981)	(26,698)
Contribution to partnership by minority	-	74
Proceeds from issuance of debentures	166,856	-
Debentures repaid	(3,227)	-
Distribution to minority	(407)	-
Deferred expense relating to issuance of debentures	(2,575)	-
Proceeds from exercise of stock option and warrants	290	17,997

Net cash provided by financing activities	228,357	28,604

Effect of exchange rate changes on cash and cash equivalents	690	481

Net increase in cash and cash equivalents	51,887	26,714
Cash and cash equivalents at beginning of period	44,267	36,733

Cash and cash equivalents at end of period	$96,154	$63,447

Supplement Disclosure of Non-cash Investing and Financing Activities:
Conversion of a convertible debenture in subsidiary	1,257	-
Shares issued for promissory note	-	20,000

(1) Assets and liabilities disposed of in the sale of Am-Hal:
Current assets		2,976
Fixed assets		69,781
Debt		(15,995)
Deposits from tenants		(53,711)
Current liabilities		(3,596)
Minority interest		(2,526)
Difference from translation		52
Gain on sale of Am-Hal		29,412
Proceeds from sale of Am-Hal		26,393

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. Dollars in thousands)

Unaudited

	Class A stock
					Accumulated other comprehensive income (loss)
	Number of shares*	Amount	Additional paid in capital	Retained earnings		Treasury stock	Total shareholders’ equity

BALANCE AT JANUARY 1, 2008	63,277	63,277	189,899	47,931	(14,821)	(27,874)	258,412
CHANGES DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2008:
Net Loss for the period				(40,287)			(40,287)
Unrealized gain from marketable securities					(593)		(593)
Foreign currency translation adjustments					11,964		11,964

Total comprehensive loss							(26,795)
Reissuance of 89,750 treasury shares for exercise of stock option				(159)		449	290
Compensation expense recognized under SFAS 123R			626				626

BALANCE AT SEPTEMBER 30, 2008	63,277	63,277	190,525	7,485	(3,450)	(27,425)	230,412

* In thousands

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. Dollars in thousands)

Unaudited

	Class A stock
			Receipt on account of unallocated shares	Additional paid in capital			Accumulated other comprehensive income (loss)		Total shareholders’ equity
	Number of shares*	Amount			Warrants	Retained earnings		Treasury stock

BALANCE AT JANUARY 1, 2007	46,328	46,328	40,000	126,945	308	40,165	(17,059)	(27,874)	208,813
CHANGES DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2007:
Net income for the period						3,675			3,675
Foreign currency translation adjustments							1,661		1,661
Sale of foreign currency translation adjustment							52		52

Total comprehensive gain									5,341
Adjustment upon adoption of FIN 48						(2,000)			(2,000)
Change in deferred tax asset relating to adoption of FIN 48						2,000			2,000
Shares issued for investment made	8,603	8,603	(40,000)	31,397					-
Shares issued upon conversion of convertible note	4,476	4,476		16,339					20,815
Compensation expense recognized under SFAS 123R				562					562
Issuance of shares for exercise of Warrants	3,579	3,579	1,353	13,373	(308)				17,997

BALANCE AT SEPTEMBER 30, 2007	62,986	62,986	1,353	188,616	-	43,840	(15,346)	(27,874)	253,575

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

SFAS No. 160 – Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB No. 51 and establishes accounting and reporting standards that require noncontrolling interests (previously referred to as minority interest) to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and upon a loss of control, retained ownership interest will be remeasured at fair value, with any gain or loss recognized in earnings. SFAS 160 will be effective for the Company commencing January 1, 2009, except for the presentation and disclosure requirements, which will be applied retrospectively. Early adoption is not allowed. The Company is in the process of evaluating the impact, if any, that the adoption of SFAS 160 will have on the Company’s consolidated results of operations or financial position.

SFAS No. 161 – Disclosures about derivative instruments and hedging activities

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is in process of evaluating the impact, if any, that the adoption of SFAS 161 will have on its financial statements.

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

SFAS No. 142-3

In April 2008, the FASB issued FASB Staff Position (the “FSP”)FAS No. 142-3,which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets.” The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141, “Business Combinations.” The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The FSP is not expected to have a significant impact on the Company’s results of operations, financial condition or liquidity.

SFAS No. 157-3

In October 2008, the FASB issued FASB Staff Position SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” (“SFAS No. 157-3”). This position clarifies the application of FASB No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This position was effective for us on September 30, 2008. The adoption of this position did not have an effect on our financial statements.

4.	Cash and cash equivalents

Cash equivalents are short-term, highly liquid investments (bank accounts and bank deposits) that have original maturity dates of three months or less and are readily convertible into cash.

Cash equal to $2.7 million has been placed as a compensating balance for various loans provided to the Company and would therefore be unavailable if the Company wished to pledge them in order to provide an additional source of cash.

5.	Inventories – mainly chemicals and other materials intended for sale, are valued at the lower of cost or market. Cost is determined based on the moving average basis.

6.	East Mediterranean Gas Company

On December 1, 2005, the Company, through Merhav Ampal Energy, Ltd. (“MAE”), a wholly-owned subsidiary of the Company, acquired a 2% interest in East Mediterranean Gas Co. S.A.E., an Egyptian joint stock company (“EMG”), from Merhav M.N.F. Ltd. (“Merhav”). The Company paid $30.0 million in cash, representing the fair value of the interest purchased at the time this transaction closed. The Company’s investment in EMG is the primary cost method investment included in non-current investments.

On August 1, 2006, the Company acquired the beneficial ownership of 4.6% of the outstanding shares of EMG’s capital stock from Merhav. The transaction was accounted for as a transfer of assets between entities under common control, which resulted in Merhav transferring the investment in EMG to Ampal at carrying value. Due to the nature of Merhav’s operations, this entity would be treated as an investment company under GAAP, and as such, the carrying value of the investment in EMG would equal fair value. On this basis, the 4.6% investment in EMG was transferred to Ampal at carrying value, which also equals fair value. The cost of the investment was $100.0 million, of which, $50.0 million was paid in cash and the balance was paid in 10,248,002 shares of the Company Class A Stock (based on the Company’s share price of $4.88 per share) that was accounted for at a fair value of $50.0 million. The issuance of the shares of Class A Stock received the approval of the shareholders of the Company as required by the marketplace rules of the NASDAQ Global Market. As a result of this transaction, the Company beneficially owned 6.6% of the total outstanding shares of EMG. Through August 2008, the cost of the investment could have been adjusted downward had Merhav sold any of its remaining shares of EMG to a third-party purchaser at a price per share lower than the price per share paid by the Company pursuant to the agreement. Additionally, pursuant to the agreement, the Company was granted an option for a period of up to two years to have the right to acquire up to an additional 5.9% of the total outstanding shares of EMG stock.

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

The cost of the additional investment was approximately $128.3 million, of which approximately $68.3 million was paid in cash, approximately $40 million was paid in 8,602,151 shares of the Company’s Class A Stock and the balance was satisfied by the issuance of a promissory note in the principal amount of $20 million (the “Convertible Promissory Note”), which, at the option of Merhav, was payable in cash, additional shares of the Company Class A Stock (based on a price per share of $4.65), or a combination thereof. As permitted under the stock purchase agreement, Merhav assigned its right to the 8,602,151 Shares to De Majorca Holdings Limited as part of Merhav’s restructuring process. The Convertible Promissory Note bore interest at 6 months LIBOR (5.375%) and matured on September 20, 2007. Ampal could have pre-paid the Convertible Promissory Note at any time in whole or in part. The maximum number of shares that could have been issued in this transaction (including accrued interest payable through the maturity date on the Convertible Promissory Note) is 13,078,540 shares of Class A Stock. As a result of this transaction, Ampal beneficially owns 12.5% of the total outstanding shares of EMG. The issuance of the 8,602,151 shares and the shares underlying the Convertible Promissory Note received the approval of the shareholders of the Company on February 7, 2007, as required by the marketplace rules of the NASDAQ Global Market. Due to the agreement of the controlling shareholder group to vote in favor of the issuance of these shares to Merhav as of the closing date of the EMG transaction (which ensured that the proposal would be adopted by the requisite shareholders vote on February 7, 2007), the Company, as of December 31, 2006, classified for accounting purposes the sale of these shares as part of the exchange with Merhav on December 21, 2006 and recognized the approximately $40 million with shareholders’ equity as “Receipt on account of unallocated shares”.

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

On November 29, 2007, Ampal and Israel Infrastracture Fund (“IIF”), leading a group of institutional investors (the “Investors”), purchased a 4.3% interest in EMG, through Merhav Ampal Energy Holdings, LP, an Israeli limited partnership (the “Joint Venture”), from Merhav for a purchase price of approximately $95.4 million, using funds provided by the Investors. In addition to the Joint Venture’s purchase from Merhav, Ampal contributed into the Joint Venture an additional 4.3% interest in EMG already held by Ampal. The Joint Venture now holds a total of 8.6% of the outstanding shares of EMG. Ampal’s contribution was valued at the same price per EMG share as the Joint Venture’s purchase. This amount is equivalent to the purchase price (on a per share basis) paid by Ampal for its December 2006 purchase of EMG shares from Merhav, which was accounted for as a transfer of assets between entities under common control, which resulted in Merhav transferring the investment in EMG to Ampal at carrying value. Due to the nature of Merhav ‘s operations, Merhav would be treated as an investment company under GAAP, and as such, the carrying value of the investment in EMG would equal fair value. On this basis, the said investment in EMG was transferred to Ampal at carrying value, which also equals fair value. Based on the terms stipulated in the shareholders’ agreement of the general partner of the Joint Venture, Ampal and Israel Infrastructure G.P. Ltd. have equal rights in governing the affairs of the Joint Venture. However, in certain events and under certain conditions, matters relating to decisions on how to vote the EMG shares held by the Joint Venture shall be decided by the directors of the general partner of the Joint Venture appointed by Ampal. As such, Ampal has consolidated the results of the Joint Venture in its financial statements.

The Company’s Financial Statements reflect a 16.8% interest in shares of EMG, with 8.2% held directly and 8.6% held through the Joint Venture (of which Ampal owns 50%).

7.	Acquisition of Gadot

The Company completed the three step acquisition of Gadot Chemical Tankers and Terminals Ltd. (“Gadot”) during the third quarter of 2008. The acquisition was the result of (1) a $91.2 million acquisition of 65% in December 2007, (2) a $17.7 million acquisition of 15% in June 2008 and (3) a $23.3 million acquisition of the remaining 20% in August 2008. The Company’s results of operations have consolidated Gadot since the December transaction and minority interests have been accounted for on their ownership basis since each respective acquisition date.

On December 3, 2007, Ampal completed its acquisition of 65.5% of the control and ownership (63.66% on a fully diluted basis) of Gadot. The total consideration including direct transaction expenses was $91.2 million. The cash consideration was financed with Ampal’s own resources and with borrowings in the amount of $60.7 million.

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

The identified tangible and intangible assets acquired amounted to approximately $3.9 million and $3.9 million, respectively. The main assets included are ships and tankers and option to purchase and lease ships, of approximately $2.6 million and $2.6 million, respectively, to be amortized over an estimated useful life of 12 and 5 years, respectively.

On August 12, 2008, Ampal completed its acquisition of an additional 20.6% of the ownership and 66.76% of the convertible debentures of Gadot and holds 100% of the ownership of Gadot (99.99% on a fully diluted basis). The total consideration, including direct transaction expenses, was $23.3 million. The cash consideration was financed with Ampal’s own resources and with borrowings in the amount of $15.4 million.

The acquisition was accounted for by the purchase method. The consideration for the acquisition was attributed to net assets on the basis of fair value of assets acquired and liabilities assumed, based on an appraisal performed by management, which included a number of factors, including the assistance of independent appraisers.

The identified tangible and intangible assets acquired amounted to approximately $6.1 million and $3 million, respectively. The main assets included are ships and tankers and option to purchase and lease ships, of approximately $4.4 million and $2.7 million, respectively, to be amortized over an estimated useful life of 12 and 5 years, respectively.

8.	Option Agreement for Sugarcane Ethanol Project in Colombia

On May 29, 2008, Ampal loaned Merhav $10 million in addition to the currently outstanding $10 million that were loaned on December 25, 2007, to fund the Colombia ethanol project required for growing sugarcane and the construction of an ethanol production facility. The additional loan was made pursuant to the existing promissory note, dated as of December 25, 2007, by Merhav in favor of Ampal (the “Promissory Note”). The loan bears interest at an annual rate equal to LIBOR plus 2.25%, and will be convertible into all or a portion of the equity interest purchased pursuant to an option granted by Merhav to Ampal.

9.	Fair value measurement

On September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”),which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair-value measurements. The Company adopted SFAS 157 effective January 1, 2008for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis. Although the adoption of SFAS 157 did not materially impact the Company’s financial condition, results of operations or cash flows, the Company is required to provide additional disclosures within its condensed consolidated financial statements.

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

Financial assets and liabilities measured at fair value on a recurring basis as at September 30, 2008 consisted of the following (in thousands):

Fair Value Measurements as at September 30, 2008 Using:

	Level 1	Level 2	Total

Trading securities *	$6,374	$-	$6,374
Available for sale securities *	56,226	-	56,226
Derivative liability**	-	(1.4)	(1.4)

Total	62,600	(1.4)	62,598.6

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

* The trading securities and available for sale securities are mainly traded debentures

** Out of which approximately $0.9 million is attributable to the swap agreement.

10.	Segment information presented below, results primarily from operations in Israel.

SFAS 131 “Disclosure about Segments of an Enterprise and Related Information” establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. Segment information presented below results primarily from operations in Israel.

The chemical segment consists of the investment in Gadot, a wholly owned subsidiary of Ampal, which operates in the distribution and marketing of liquid chemicals for raw materials used in the chemical industry.

The energy segment consists of the investment in EMG, an Egyptian joint stock company, which holds the right to supply and supplies natural gas to Israel through an underwater pipeline from Egypt to Israel.

The leisure-time segment consists of an affiliate Country Club Hod Hasharon Sport Center and Kfar Saba, the Company’s 51%-owned subsidiary, each located in Israel.

The finance segment consists of all other activities which are not part of the above segments.

NINE MONTHS ENDED SEPTEMBER 30,	2008	2007

(Dollars in thousands)

Revenues:
Chemicals	$420,110	$-
Finance	5,360	1,905
Leisure-time	2,309	1,816
Intercompany adjustments	-	(39)

	427,779	3,682
Share in losses of affiliates	(1,209)	(1,037)

Total consolidated revenues	$426,570	$2,645

Pre-tax Operating Gain (loss):
Chemicals	$(259)	$-
Finance	(49,088)	(13,707)
Leisure-time	(59)	103

	(49,406)	(13,604)
Share in losses of affiliates	(1,209)	(1,037)

Total consolidated pretax loss	$(50,615)	$(14,641)

Total Assets:
Chemicals	$421,328	$-
Finance	598,441	386,084
Energy	361,323	265,680
Leisure-Time	3,265	3,395
Minority interest, net	9,976	-
Intercompany adjustments	(370,505)	(286,787)

Total consolidated assets	$1,023,828	$368,372

Corporate office expense is principally applicable to the financing operations and has been charged to that segment above. Revenues and pre-tax operating gain above exclude equity in earnings of affiliates.

11.

The following table summarizes securities that were not included in the calculations of diluted earnings per Class A share for the periods ended September 30, 2008 and 2007 because such shares are anti-dilutive.

(Shares in thousands)	Nine Months Ended September 30,

	2008	2007

Shares resulting from Options and Rights	2,341	2,435

12.	LEGAL PROCEEDINGS:

On January 1, 2002, Galha (1960) Ltd. (“Galha”) filed a suit against the Company and other parties, including directors of Paradise Industries Ltd. (“Paradise”) appointed by the Company, in the Tel Aviv District Court, in the amount of NIS 11,560,000 ($3 million). Galha claimed that the Company, which was a shareholder of Paradise, and another shareholder of Paradise, misused funds that were received by Paradise from an insurance company for the purpose of reconstructing an industrial building owned by Galha and used by Paradise which burnt down. Paradise is currently involved in liquidation proceedings. Ampal issued a guarantee in favor of Galha for a benefit of a defendant for the payment of an amount of up to approximately NIS 4,381,000 ($1,281,000) if a final judgment against the Company will be given.

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

Chemical income is recognized in accordance with SAB 104 provisions, namely when (a) persuasive evidence of an arrangement exists, (b) the sales price is fixed or determinable, (c) collectibility is probable, (d) no material obligations remain under the selling agreements, and (e) product delivery has occurred or the service has been rendered. Revenue for services is recognized over the period during which those services are preformed.

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

SFAS No. 160 – Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB No. 51 and establishes accounting and reporting standards that require noncontrolling interests (previously referred to as minority interest) to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and upon a loss of control, retained ownership interest will be remeasured at fair value, with any gain or loss recognized in earnings. SFAS 160 will be effective for the Company commencing January 1, 2009, except for the presentation and disclosure requirements, which will be applied retrospectively. Early adoption is not allowed. The Company is in the process of evaluating the impact, if any, that the adoption of SFAS 160 will have on the Company’s consolidated results of operations or financial position.

SFAS No. 161 – Disclosures about derivative instruments and hedging activities

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 161”).SFAS 161 requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is in process of evaluating the impact, if any, that the adoption of SFAS 161 will have on its financial statements.

SFAS No. 162 - The hierarchy of generally accepted accounting principles

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

SFAS No. 157-3

In October 2008, the FASB issued FASB Staff Position SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” (“SFAS No. 157-3”). This position clarifies the application of FASB No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This position was effective for us on September 30, 2008. The adoption of this position did not have an effect on our financial statements.

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

Chemical Carriers

In recent years, the increased demand for chemicals led to an increase in shipping demand in the chemical carrier sector. Fuel prices significantly impact the profitability of this segment in Gadot’s activity. The rapid increase in oil prices during the first nine months of 2008 had a significant negative influence on the gross profit of Gadot. Any future reduction in oil prices may contribute positively to Gadot’s gross profit.

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

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

The Company recorded a consolidated net loss of $40.3 million for the nine months ended September 30, 2008 compared to a net gain of $3.7 million for the corresponding period in 2007. The increase in loss is primarily attributable to an increase in interest expense, translation loss and increase in the Israeli consumer price index that the Company’s debentures are linked to for the nine months ended September 30, 2008 as compared to the corresponding period in 2007.

In the nine months ended September 30, 2008, the Company included the results of operations of Gadot, which was purchased in three parts, on December 3, 2007, May 29, 2008 and August 6, 2008. Below is data from Gadot results of operations (in millions of dollar):

Chemical income	–	$420

Chemical expense	–	$388

Marketing expense	–	$8.2

Other expense (mainly general and administrative)	–	$16.8

Interest expense	–	$7.6

Net loss	–	$3.6

In the nine months ended September 30, 2008, the Company recorded $8.2 million of marketing expense, as compared to recording no marketing expense in the corresponding period in 2007. These expenses are attributable to Gadot, whose results of operation was consolidated for the first time in 2008. Marketing expense is composed mainly of salary and commission expenses.

In the nine months ended September 30, 2008, the Company recorded a $27.3 million of general, administrative and other expense, as compared to $8.1 million in the corresponding period in 2007. The increase is mainly due to consolidating Gadot for the first time in 2008.

In the nine months ended September 30, 2008, the Company recorded a $9.6 million of Minority interests share in losses of subsidiaries, net, as compared to none in the corresponding period in 2007. These losses are mainly attributable to translation losses in the notes issued to the partners in the Joint Venture, resulting from valuate of the New Israeli Shekel compared to the U.S. Dollar.

In the nine months ended September 30, 2008, the Company recorded a $33.3 million interest expense, as compared to a $7.8 million interest expense for the corresponding period in 2007. The increase in interest expense relates to the increase in notes payable which the Company received to finance the purchase of Gadot, issuance of the Company’s Series B debentures, increase in the Israeli consumer price index and the interest expense of Gadot which the Company included for the first time in 2008.

In the nine months ended September 30, 2008, the Company recorded a $19.5 million translation loss, as compared to a $1.0 million translation loss for the corresponding period in 2007. The increase in translation loss is related to a change in the valuation of the New Israeli Shekel as compared to the U.S. Dollar, an increase of 11% in the nine month ended September 30, 2008 as compared to a decrease of 0.5% for the corresponding period in 2007.

Share in losses of affiliates increased to a net loss of $1.2 million for the nine months ended September 30, 2008, compared to a net loss of $1.0 million for the corresponding period in 2007.

In the nine month period ended September 30, 2008, the Company recorded $0.5 million gain from issuance of shares by Gadot in 2008.

In the nine month period ended September 30, 2008, the Company recorded $1.2 million of net realized gain on investments, compared to $0.2 million of net realized gain in the same period in 2007. The net gain recorded in 2008 was primarily attributable to the sale of Hod Hasharon Limited Partnership ($0.8 million gain), the sale of certain assets by PSINet Europe, one of the holdings of one of Ampal’s investee companies, Telecom Partners (“TP”) ($0.3 million gain) and the sale of certain assets by FIMI Opportunity Fund L.P (“FIMI”) ($0.1 million gain).

On August 5, 2007, the Company completed the sale of Am-Hal Ltd (“Am-Hal”). Am-Hal was a wholly owned subsidiary which owned and operated a chain of senior citizens facilities located in Israel. Accordingly, Am-Hal has been reported as a discontinued operation for the nine months ended September 30, 2007.

Results of operations analyzed by segments for nine months ended September 30:

	2008	2007

	(U.S. Dollars in thousands)

Revenues:

Chemicals	$420,110	$-
Finance	5,360	1,905
Leisure-time	2,309	1,816
Intercompany adjustments	-	(39)

	427,779	3,682
Equity in losses of affiliates	(1,209)	(1,037)

Total	$426,570	$2,645

The chemicals income relates solely to Gadot and derives from the following activities: sales of a wide range of liquid chemicals, providing maritime shipping services of chemicals by ships and providing other services which include logistics and storage services for chemicals.

In the nine months ended September 30, 2008, the Company recorded $426.6 million in revenue which was comprised of $420.1 million in the Chemicals segment, due to the acquisition of Gadot, $5.4 million in the Finance segment, $2.3 million in the Leisure-Time segment and a $1.2 million loss in share in earnings of affiliates, as compared to $2.6 million for the same period in 2007, which was comprised of $1.9 million in the Finance segment, $1.8 million in the Leisure-time segment and a $1.0 million loss in share in earnings of affiliates. The increase in the Finance segment revenue is primarily related to the increase in realized and unrealized gains on marketable securities and interest income from deposits.

	2008	2007

	(U.S. Dollars in thousands)

Expenses:

Chemicals	$420,369	$-
Finance	54,448	15,573
Leisure-time	2,368	1,713

Total	$477,185	$17,286

In the nine months ended September 30, 2008, the Company recorded $477.2 million in expenses which was comprised of $420.4 million in the Chemicals segment, due to the acquisition of Gadot, $54.4 million in the Finance segment and $2.4 million in the Leisure-time segment, as compared to $17.3 million expense for the same period in 2007 which was comprised of $15.6 million in the Finance segment and $1.7 million in the Leisure-Time segment. The increase in expenses in the Finance segment is primarily attributable to the $19.5 million translation loss which was recorded due to the change in the valuate of the New Israeli Shekel as compared to the U.S. dollar, increase in the Israeli consumer price index, the interest expense of Gadot which the Company included for the first time in 2008 and to the increase in interest expense related to the notes payable which the Company received to finance the purchase of Gadot.

Three months ended September 30, 2008 compared to three months ended September 30, 2007

The Company recorded a consolidated net loss of $12.6 million for the three months ended September 30, 2008 compared to a net gain of $11.9 million for the same period in 2007. The increase in loss is primarily attributable to an increase in interest expense, translation loss and an increase in Israeli consumer price index that the Company’s debentures are linked to for the three months ended September 30, 2008 as compared to the same period in 2007.

In the three months ended September 30, 2008 the Company included the results of operations from Gadot, which was purchased in three parts, on December 3, 2007, June 3, 2008 and August 12, 2008. Below is data from Gadot results of operations (in millions of dollar):

Chemical income	–	$143

Chemical expense	–	$124

Marketing expense	–	$2.1

Other expense (mainly general and administrative)	–	$6

Interest expense	–	$4

Net income	–	$2

In the three months ended September 30, 2008, the Company recorded a $2.1 million of marketing expense, as compared to recording no marketing expense in the corresponding period in 2007. These expenses are attributable to Gadot, whose results of operation were consolidated for the first time in 2008. Marketing expense is composed mainly of salary and commission expenses.

In the three months ended September 30, 2008, the Company recorded a $9.0 million of general, administrative and other expense, as compared to $3.6 million in the corresponding period in 2007. The increase is mainly due to consolidating Gadot for the first time in 2008.

In the three months ended September 30, 2008, the Company recorded a $3.3 million of Minority interests share in gain of subsidiaries, net, as compared to none in the corresponding period in 2007. These gains are mainly attributable to translation losses in the notes issued to the partners in the Joint Venture, resulting from valuate of the New Israeli Shekel compared to the U.S. Dollar.

In the three months ended September 30, 2008, the Company recorded a $18.3 million interest expense, as compared to a $3.6 million interest expense for the same period in 2007. The increase in interest expense relates to the increase in notes payable which the Company received to finance the purchase of Gadot, issuance of the Company’s Series B debentures, increase in the Israeli consumer price index and the interest expense of Gadot, which the Company included for the first time in 2008.

In the three months ended September 30, 2008, the Company recorded a $5.9 million translation gain, as compared to a $1.5 million translation loss for the same period in 2007. The net gain is related to a change in the valuation of the New Israeli Shekel as compared to the U.S. Dollar which influences net gain the debentures Series B that were issued in 2008, an increase of 2% in the three months ended September 30, 2008 as compared to a decrease of 5.5% for the corresponding period in 2007.

In the three months ended September 30, 2008, the Company recorded $1.8 million loss of share in earnings of affiliates, compared to a net loss of $0.7 million for the same period in 2007. The increase in loss is primarily attributable to the losses from Gadot’s affiliates which were included for the first time in 2008.

In the three months ended September 30, 2008, the Company recorded $0.8 million of realized gain on investments, compared to $0.2 million of net realized gain in the same period in 2007.

On August 5, 2007, the Company completed the sale of Am-Hal. Am-Hal was a wholly owned subsidiary which owned and operated a chain of senior citizens facilities located in Israel. Accordingly, Am-Hal has been reported as a discontinued operation for the three months ended September 30, 2007.

Results of operations analyzed by segments for three months ended September 30:

	2008	2007

	(U.S. Dollars in thousands)

Revenues:

Chemicals	$142,597	$-
Finance	2,310	902
Leisure-time	817	670
Intercompany adjustments	-	(5)

	145,724	1,567
Share in losses of affiliates	(1,787)	(695)

Total	$143,937	$872

In the three months ended September 30, 2008, the Company recorded $143.9 million in revenue which was comprised of $142.6 million in the Chemicals segment, due to the acquisition of Gadot, $2.3 million in the Finance segment, $0.8 million in the Leisure-time segment and $1.8 million loss in share in earnings of affiliates, as compared to $0.9 million for the corresponding period in 2007, which was comprised of $0.9 million in the Finance segment, $0.7 million in the Leisure-time segment and $0.7 million loss in share in earnings of affiliates. The increase in the Finance segment revenue is primarily related to the increase in interest on deposits.

	2008	2007

	(U.S. Dollars in thousands)

Expenses:

Chemicals	$140,519	$-
Finance	11,550	7,976
Leisure-time	863	679

Total	$152,932	$8,655

In the three months ended September 30, 2008, the Company recorded $152.9 million in expenses which was comprised of $140.5 million in the Chemicals segment, due to the acquisition of Gadot, $11.5 million in the Finance segment and $0.9 million in the Leisure-time segment, as compared to $8.7 million expense for the same period in 2007 which was comprised of $8.0 million in the Finance segment and $0.7 million in the Leisure-Time segment. The increase in expenses in the Finance segment is primarily attributable to the increase in the Israeli consumer price index, the interest expense of Gadot, which the Company included for the first time in 2008, the increase in interest expense related to the notes payable which the Company received to finance the purchase of Gadot and to the interest on the debenture Series B.

Income taxes

In the nine month and three month periods ended September 30, 2008 the Company reported a minor tax benefit from income taxes as compared to approximately $3 million and $2 million in the corresponding periods in 2007. The Company has recorded a valuation allowance with respect to deferred tax assets resulting from net operating losses in Israel and in the US and the income taxes resulting from the Gadot acquisition. The Company’s other taxes result from earnings of other subsidiaries in Israel, the US and other foreign jurisdictions.

Liquidity and Capital Resources

Cash Flows

On September 30, 2008, cash, cash equivalents and marketable securities were $158.8 million, as compared with $66.7 million at December 31, 2007. The increase is attributable to the issuance of the Company’s Series B debentures and partly offset by purchasing an additional interest in Gadot.

As of September 30, 2008, the Company had $62.6 million of marketable securities as compared to $22.5 million as of December 31, 2007. The increase is attributable to the purchasing of marketable securities with part of the proceeds from the issuance of the Company’s Series B debentures and due to consolidating Gadot for the first time in 2008.

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

Cash flows from operating activities

Net cash used in operating activities totaled approximately $8.1 million for the nine months ended September 30, 2008, compared to approximately $26.5 million used in operating activities for the corresponding period in 2007. The decrease in cash used is primarily attributable to the dividend received from Gadot’s affiliates in the nine months ended September 30, 2008, and the decrease in the investments made in trading securities.

Cash flows from investing activities

Net cash used in investing activities totaled approximately $169.0 million for the nine months ended September 30, 2008, compared to approximately $24.1 million provided by investing activities for the corresponding period in 2007. The increase in cash used in investing activities is primarily attributable to the payment for ships purchased by Gadot, to the additional investment in Gadot, Bay Heart and Global Wind Energy, investment in securities which were classified as available for sale, increase in deposits granted and decrease in the proceeds from the sale of investments.

Cash flows from financing activities

Net cash provided by financing activities was approximately $228.4 million for the nine months ended September 30, 2008, compared to approximately $28.6 million of net cash provided by financing activities for the corresponding period in 2007. The increase in cash provided is primarily attributable to the issuance of the Company’s Series B debentures.

In the nine months ended September 30, 2008, the Company received $70.4 million notes payable and paid down its existing notes payable in the amount of $3.0 million, as compared to receiving approximately $37.2 million of net notes payable and paying down $26.7 million notes payable for the corresponding period in 2007.

The Company received $0.3 million from exercise of stock options for the nine months ended September 30, 2008, as compared to receiving $18.0 million for the corresponding period in 2007.

Investments

In the nine months ended September 30, 2008, the Company made additional investments in the form of a $8.3 million loan to Bay Heart and $2.4 million capital contribution to Global Wind Energy.

In the nine months ended September 30, 2008, the Company disposed of the following investments:

On March 2008, the Company received $0.3 million from the sale of certain assets by PSINet Europe, one of the holdings of TP.

On February 29, 2008, the Company sold certain assets of FIMI for $0.1 million.

On August 7, 2008, the Company signed an agreement for the sale of its 50% holdings of Country Club Hod Hasharon Sport Center for a consideration of $2 million.

Debt

Notes issued to institutional investors in Israel, the convertible note issued to Merhav and other loans payable pursuant to bank borrowings are either in U.S. Dollars, linked to the Consumer Price Index in Israel or in unlinked New Israeli Shekels, with interest rates varying depending upon their linkage provision and mature between 2008-2019.

The Company finances its general operations and other financial commitments through bank loans from Bank Hapoalim, Union Bank of Israel Ltd. (“UBI”) and Israel Discount Bank Ltd (“IDB”). As of September 30, 2008, the outstanding indebtedness under these bank loans totaled $144.3 million and the loans mature through 2008-2019.

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

The following additional terms apply to the notes:

•	Ampal may issue additional notes without limitation.

•	Ampal has a four year grace period for making principal payments on the notes, which payments will not begin until 2012.

•

The notes are partially secured by a cash deposit in a bank account in the name of the trustee in an amount equal to four years of interest payments on the debentures, such deposit to be returned to the Company in eight installments beginning on the first interest payment date and continuing on each subsequent interest payment date thereafter.

Ampal funded the Gadot transaction with a combination of available cash and the proceeds of a new credit facility, dated November 29, 2007 between Merhav Ampal Energy, Ltd. (“MAE”) and IDB, for approximately $60.7 million which amount was increased on June 3, 2008, on the same terms and conditions, by approximately $11.3 million and also was increased on September 23, 2008, on the same terms and conditions, by approximately $15.4 million (the “Credit Facility”). The Credit Facility is divided into two equal loans of approximately $43.7 million. The first loan is a revolving loan that has no principal payments and may be repaid in full or in part on December 31 of each year until 2019, when a single balloon payment will become due. The second loan also matures in 2019, has no principal payments for the first 1.5 years, and shall thereafter be paid in equal installments over the remaining 9.5 years of the term. Interest on both loans accrues at a floating rate equal to LIBOR plus a percentage spread and is payable on a current basis. Ampal has guaranteed all the obligations of MAE under the Credit Facility and Ampal’s interest in Gadot has also been pledged to IDB as a security for the Credit Facility. Yosef Maiman has agreed to maintain ownership of a certain amount of the Company’s Class A Common Stock. The Credit Facility contains customary affirmative and negative covenants for credit facilities of this type.

As of September 30, 2008, the Company has a $8.3 million loan with UBI that bears interest at the rate of LIBOR plus 2% to be repaid in six annual installments commencing on April 2, 2008 and various other loans with UBI in the aggregate amount of $8.5 million bearing interest at rates between 4.3% and 4.8% to be repaid until 2009.

As of September 30, 2008, the Company has a $22.5 million loan with Bank Hapoalim as part of a $27 million dollar loan facility. The funds borrowed under the loan facility are due in nine annual installments commencing on December 31, 2007 and bear interest at an annual rate of LIBOR plus 2%. The related loan agreement contains financial and other covenants including an acceleration of payment upon the occurrence of certain changes in the ownership of the Company’s Class A Stock. As of September 30, 2008, the Company is in compliance with its debt covenants.

As of September 30, 2008, the Company has a $107.1 million loan from institutional investors who own 50% of Merhav Ampal Energy Holdings, LP. The loan is not linked to the Consumer Price Index in Israel, bears no interest and is repayable upon agreement by both parties, but with a minimum term of one year.

A short term loan from Bank Hapoalim in the amount of $3.5 million a bear interest of 7.1% and is to be repaid by December 31, 2008.

On November 20, 2006, the Company entered into a trust agreement with Hermetic Trust (1975) Ltd. pursuant to which the Company issued Series A debentures to institutional investors in Israel in the principal aggregate amount of NIS 250 million (approximately $58 million) with an interest rate of 5.75%, which is linked to the Israeli consumer price index. The notes shall rank pari passu with our unsecured indebtedness. The notes will be repaid in five equal annual installments commencing on November 20, 2011, and the interest will be paid semi-annually. As of September 30, 2008, the outstanding debt under the notes amounts to $78.6 million, due to the change in valuation of the New Israeli Shekel as compared to the U.S. dollar. The Company deposited an amount of $10,207,000 with Hermetic Trust (1975) Ltd. to secure the first three years worth of payments of interest on the debentures. As of September 30, 2008, the outstanding amount of the deposit was $6.4 million.

On April 29, 2008 the Company completed its Series B debenture offering in Israel. Ampal accepted subscriptions in the amount of NIS 577.8 million (approximately $165.7 million) for its Series B debentures. The debentures are linked to the Israeli consumer price index and will carry an annual interest rate of 6.6%. The notes shall rank pari passu with our unsecured indebtedness. The notes will be repaid in five equal annual installments commencing on January 31, 2012, and the interest will be paid semi-annually. As of September 30, 2008, the outstanding debt under the notes amounts to $176.1 million, due to the change in valuation of the New Israeli Shekel as compared to the U.S. dollar. The Company deposited an amount of $44,551,773 with Clal Finance Trusties 2007 Ltd. in accordance with a trust agreement dated April 6, 2008 to secure the first three years worth of payments of interest on the debentures. As of September 30, 2008, the outstanding amount of the deposit was $39 million

Midroog Ltd., an affiliate of Moody’s Investors Service, initially rated the Company’s Series A debentures as A3. On March 27, 2008 Midroog raised the rating of the Series A debentures to A2 and rated the Series B debentures as A2. On September 15, 2008 Midroog reduced the rating to A3.

Other long term borrowings in the amount of $0.2 million are linked to the Consumer Price Index in Israel, mature between 2008 and 2010 and bear annual interest of 5.7%.

As of September 30, 2008, Gadot had $0.2 million outstanding under its convertible debentures. The debentures are linked to the Consumer Price Index in Israel, bear annual interest at the rate of 6.5%, and are repayable in two equal annual installments on December 5, 2008 and 2009. The debentures are convertible into ordinary shares of Gadot until December 5, 2009.

As of September 30, 2008, Gadot had $13.3 million outstanding under its other debentures. These debentures are not convertible into shares and are repayable in five equal annual installments on September 15 of each of the years 2008 through 2012. The outstanding balance of the principal of the debentures bears annual interest at the rate of 5.3%. The principal and interest of the debentures are linked to the Consumer Price Index in Israel and the interest is payable in semi-annual installments on March 15 and September 15 of each of the years 2006 through 2012.

As of September 30, 2008, Gadot has short term loans payable in the amount of $106.3 million and long term loans payable in the amount of $55.3 million. The various short term loans payable are either unlinked or linked to the Euro and bear interest at rates between 5.73% to 6.09%. The various long term loans payable are either unlinked, linked to the Consumer Price Index in Israel or linked to the Euro and bear interest at rates between 4.82% to 6.9%.

The weighted average interest rates and the balances of these short-term borrowings at September 30, 2008 and December 31, 2007 were 5.3% on $154.2 million and 6.3% on $136.6 million, respectively.

As of September 30, 2008, the Company had issued guarantees on certain outstanding loans to its investees and subsidiaries in the aggregate principal amount of $44.3 million. These include:

1.

A $5.8 million guarantee on indebtedness incurred by Bay Heart in connection with the development of property. Bay Heart recorded losses in 2008 as a result of decreased rental revenues. There can be no guarantee that Bay Heart will become profitable or that it will generate sufficient cash to repay its outstanding indebtedness without relying on the Company’s guarantee.

2.	A $1.3 million guarantee in connection with the law suit of Galha (1960) Ltd. (“Galha”) if a final judgment is entered against the Company in the Tel Aviv District Court.

3.	A $37.2 million guarantee of outstanding indebtedness of Gadot.

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

As of September 30, 2008, the Company had open foreign currency forward exchange contracts to purchase U.S. Dollars and sell Euros in the amount of $2.6 million, contracts to purchase Euros and sell U.S. Dollars in the amount of $4.3 million and contracts to sell New Israeli Shekel and buy U.S. Dollars in the amount of $4 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS AND SENSITIVITY ANALYSIS

The Company is exposed to various market risks, including changes in interest rates, foreign currency exchange rates, index rates and equity price changes. The following analysis presents the hypothetical loss in earnings, cash flows and fair values of the financial instruments which were held by the Company at September 30, 2008, and are sensitive to the above market risks.

During the nine months ended September 30, 2008, there have been no material changes in the market risk exposures facing the Company as compared to those the Company faced in the fiscal year ended December 31, 2007.

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

As of September 30, 2008, the value of the currency swap resulted in a $0.8 million decrease in other assets and a corresponding increase in interest expense.

As of September 30, 2008, the Company had financial assets totaling $146.9 million and financial liabilities totaling $678.0 million. For fixed rate financial instruments, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate financial instruments, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

As of September 30, 2008, the Company did not have fixed rate financial assets and had variable rate financial assets of $146.9 million. A ten percent decrease in interest rates would not increase the unrealized fair value of the fixed rate assets.

As of September 30, 2008, the Company had fixed rate debt of $372.5 million and variable rate debt of $305.4 million. A ten percent decrease in interest rates would increase the unrealized fair value of the financial debts in the form of the fixed rate debt by approximately $7.4 million.

The net decrease in earnings and cash flows for the next year resulting from a ten percent interest rate increase would be approximately $1.5 million, holding other variables constant.

Foreign Currency Exchange Rate Sensitivity Analysis

The Company’s exchange rate exposure on its financial instruments results from its investments and ongoing operations. As of September 30, 2008, the Company had open foreign exchange forward contracts to purchase U.S. Dollars and sell Euros in the amount of $3.9 million, contracts to purchase Euros and sell Pounds in the amount of $0.3 million and contracts to sell U.S. Dollars and buy Euros in the amount of $1.3 million. Holding other variables constant, if there were a ten percent devaluation of each of the foreign currency, the Company’s cumulative translation loss reflected in the Company’s accumulated other comprehensive loss would increase by $5.9 million, and regarding the statements of operations, a ten percent devaluation of the U.S. Dollar exchange rate would result in a net increase in earnings and cash flows of $31.2 million, and a ten percent devaluation of the Euro exchange rate would result in a net increase in earnings and cash flows of $3.0 million.

On May 15, 2008, the Company entered into a swap agreement with respect to its Series B debentures, in the principal amount of $165.7 million, due 2016. As a result of these agreements the Company is currently paying an effective interest rate of LIBOR plus 5.12% on $43.9 million of these notes, as compared to the original 6.6% fixed rate which is linked to the Israeli consumer price index. As of September 30, 2008, the value of the currency swap resulted in a $0.8 million decrease in other assets and a corresponding increase in interest expense.

Equity Price Risk

The Company’s investments at September 30, 2008 included trading marketable securities which are recorded at a fair value of $6.3 million, including a net unrealized gain of $0.8 million, and $56.4 million of trading securities that are classified as available for sale, including a net unrealized loss of $0.8 million. Those securities have exposure to equity price risk. The estimated potential loss in fair value resulting from a hypothetical ten percent decrease in prices quoted on stock exchanges is approximately $6.3 million. There will be no impact on cash flow resulting from a hypothetical ten percent decrease in prices quoted on stock exchanges.

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

On January 1, 2002, Galha filed a suit against the Company and other parties, including directors of Paradise Industries Ltd. (“Paradise”) appointed by the Company, in the Tel Aviv District Court, in the amount of NIS 11,560,000 ($3 million). Galha claimed that the Company, which was a shareholder of Paradise, and another shareholder of Paradise, misused funds that were received by Paradise from an insurance company for the purpose of reconstructing an industrial building owned by Galha and used by Paradise which burnt down. Paradise is currently involved in liquidation proceedings. Ampal entered into a guarantee in favor of Galha for a benefit of a defendant for the payment of an amount of up to approximately NIS 4,381,000 ($1,281,000) if there is final judgment against the Company.

On May 26, 2003, the Company and the directors of Paradise appointed by the Company filed a third party claim against Arieh Israeli Insurance Company Ltd. (“Arieh”) in the Tel Aviv District Court claiming that, to the extent the court decides that the directors of Paradise appointed by the Company will have to pay any amounts to Galha, Arieh will pay such amounts on behalf of the directors in accordance with the Directors and Officers insurance policy that the Company had at that time with Arieh. Arieh filed a statement of defense and stated that the policy does not cover the claim. At this stage, the Company cannot estimate the impact this claim will have on it. In March 2008, the dispute was submitted to mediation by order of the court, with the consent of the parties. See also Part II – Item 1, “Legal Proceedings”, of the Company’s Quarterly Reports on Form 10-Q for the periods ended March 31 and June 30, 2008.

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

AMPAL-AMERICAN ISRAEL CORPORATION

By: /s/ Yosef A. Maiman

Yosef A. Maiman
Chairman of the Board
President & Chief Executive Officer
(Principal Executive Officer)

By: /s/ Irit Eluz

Irit Eluz
CFO and Senior Vice President,
Finance and Treasurer
(Principal Financial Officer)

By: /s/ Zahi Ben-Atav

Zahi Ben-Atav
VP Accounting and Controller
(Principal Accounting Officer)

Date: November 5, 2008

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