Form 10-K
period 2008-12-31
AMPAL-AMERICAN ISRAEL CORP
filed 2009-03-05
CIK 731859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 0-538

AMPAL-AMERICAN ISRAEL CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

New York	13-0435685
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

555 Madison Avenue
New York, NY, USA	10022
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code (866) 447-8636
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered

Class A Stock, par value $1.00 per share	The NASDAQ Global Market

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

Yes ☐ No ☒

        The aggregate market value of the registrant’s voting stock held by non – affiliates of the registrant on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter was $110,864,522 based upon the closing market price of such stock on that date. As of February 23, 2009, the number of shares outstanding of the registrant’s Class A Stock, its only authorized and outstanding common stock, is 56,160,477.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
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

Significant Developments During 2008

Acquisition of Additional Ownership Interest in Gadot Chemical Tankers and Terminals Ltd.

On June 3, 2008, Ampal completed its acquisition of an additional 14.98% of the outstanding ordinary shares (14.71% on a fully diluted basis) of Gadot Chemical Tankers and Terminals Ltd. (“Gadot”) through its wholly owned subsidiary Merhav Ampal Energy Ltd. (“MAE”). The total consideration was $17.7 million. The consideration was financed with Ampal’s own resources and with borrowings in the amount of $11.3 million.

On August 12, 2008, Ampal completed its acquisition of an additional 20.6% of the outstanding ordinary shares and 66.76% of the outstanding convertible debentures of Gadot and now indirectly holds 100% of the outstanding ordinary shares (99.99% on a fully diluted basis) of Gadot through MAE. The total consideration was $23.3 million. The consideration was financed with Ampal’s own resources and with borrowings in the amount of $15.4 million.

These transactions followed the acquisition by Ampal of a 65.5% controlling interest (63.66% on a fully diluted basis) in Gadot on December 3, 2007.

As a result of these transactions, Gadot is now a wholly owned subsidiary of the Company and its shares and debentures have been delisted from the Tel Aviv Stock Exchange (the “TASE”).

Gadot and its group of companies form Israel’s leading chemical distribution organization. Gadot ships, stores, and distributes liquid chemicals, oils, and a large variety of materials to the local industry. For further information regarding Gadot, see “Chemicals – Gadot Chemical Tankers and Terminals Ltd.”

Ampal funded the Gadot transactions with a combination of available cash and the proceeds of a credit facility, dated November 29, 2007 (the “Credit Facility”), between MAE and Israel Discount Bank Ltd. (the “Lender”), for approximately $60.7 million, which amount was increased, on the same terms and conditions, on June 3, 2008 by approximately $11.3 million in order to fund the second stage of the transaction and on September 23, 2008 by approximately $15.4 million in order to fund the third stage of the transaction. The Credit Facility is divided into two equal loans of approximately $43.7 million. The first loan is a revolving loan that has no principal payments and may be repaid in full or in part on December 31 of each year until 2019, when a single balloon payment will become due. The second loan also matures in 2019, has no principal payments for the first one and a half years, and shall thereafter be paid in equal installments over the remaining ten years of the term. Interest on both loans accrues at a floating rate equal to LIBOR plus a percentage spread and is payable on a current basis. Ampal has guaranteed all the obligations of MAE under the Credit Facility and Ampal’s interest in Gadot has also been pledged to the Lender as a security for the Credit Facility. Yosef Maiman, the Chairman and CEO of Ampal and a member of the controlling shareholder group, has agreed with the Lender to maintain ownership of a certain amount of the Company’s Class A Stock. The Credit Facility contains customary affirmative and negative covenants for credit facilities of this type.

Sugarcane Ethanol Production Project

On May 29, 2008, Ampal loaned Merhav M.N.F. Ltd. (“Merhav”) $10 million, in addition to the currently outstanding $10 million that were loaned on December 25, 2007, to fund the sugarcane ethanol production project (the “Project”) in Colombia being developed by Merhav. The additional loan was made pursuant to the existing promissory note, dated as of December 25, 2007, by Merhav in favor of Ampal (the “Promissory Note”). The Promissory Note was given in connection with an option agreement dated December 25, 2007 (the “Original Option Agreement”), with Merhav providing Ampal with the option (the “Option”) to acquire up to a 35% equity interest in the Project. The loan will be convertible into all or a portion of the equity interest purchased pursuant to the Original Option Agreement.

On December 25, 2008, Ampal entered into an amendment (the “Option Amendment”) to the Original Option Agreement. Under the Original Option Agreement, the Option expired on the earlier of December 25, 2008 or the date (the “Financing Date”) on which both (i) Merhav obtained third-party debt financing for the Project and (ii) an unaffiliated third party holds at least a 25% equity interest in the Project. The Option Amendment extends the expiration of the Option to the earlier of December 31, 2009 or the Financing Date.

The Option Amendment also provides that in determining the price to be paid by Ampal for shares pursuant to the option under the Valuation Model (as defined below), the parties have agreed to review the discount rate set forth in the Valuation Model to determine whether the discount rate should be increased, provided, however, that the purchase price shall not exceed the amount Ampal would have paid without giving effect to the Option Amendment. The maximum purchase price for any interest in the Project purchased by Ampal pursuant to the option would be (A) with respect to any portion of such interest being purchased by conversion of the outstanding balance of the Amended Promissory Note referred to below, the lesser of (i) a price based on a currently agreed valuation model as updated from time to time to reflect changes in project, financing and other similar costs (the “Valuation Model”) as such updates are reviewed by Houlihan Lokey Howard &Zukin at the time of the Option’s exercise or (ii) the lowest price paid by any unaffiliated third party for an interest in the Project, or (B) with respect to any portion of such interest in the Project being purchased in excess of the balance of the Amended Promissory Note, the lowest price paid by an unaffiliated third party for its interest in the Project, unless no unaffiliated third party has purchased an interest in the Project, in which case the purchase price will be based on the Valuation Model.

In consideration for Merhav entering into the Option Amendment, Ampal agreed to certain amendments to the Promissory Note reflected in an Amended and Restated Promissory Note, dated December 25, 2008 (the “Amended Promissory Note”). The Amended Promissory Note provides for (i) an increase in the annual interest rate from LIBOR plus 2.25% to LIBOR plus 3.25% and (ii) an extension of the maturity date of the Promissory Note to December 31, 2009. As a condition to amending and restating the Promissory Note, Ampal received a personal guaranty dated as of December 25, 2008, from Yosef A. Maiman personally guaranteeing the obligations of Merhav under the Amended Promissory Note.

The loan continues to be secured by Merhav’s pledge to Ampal, pursuant to a Pledge Agreement dated December 25, 2007, between Merhav and Ampal, of all of the shares of Ampal’s Class A Common Stock, par value $1.00 per share, owned by Merhav.

Yosef A. Maiman, the Chairman, President and CEO of Ampal and a member of the controlling shareholders group of Ampal, is the sole owner of Merhav. Because of the foregoing relationship, a special committee of the Board of Directors composed of Ampal’s independent directors negotiated and approved the transaction.

East Mediterranean Gas Company

East Mediterranean Gas Company S.A.E. (“EMG”), in which Ampal directly and indirectly owns a 12.5% interest (includes 4.3% held by the Joint Venture (as defined below)), have reached in February 2009 an agreement in principle with the Egyptian authorities with regard to repricing gas sold to EMG. The agreement is yet to be finalized in the form of an amendment to the agreement between EMG and its upstream supplier. To the best of Ampal’s understanding from EMG, the agreement in principle with the Egyptian authorities includes various provisions designed to avoid adverse economic impact to EMG, and the two sides have committed to a good faith intensive effort to reach a definitive agreement with respect to supply and the price of gas to EMG. There is, however, no assurance that the negotiations will be completed or that the outcome will not adversely affect EMG. To the best of Ampal’s understanding, recently other international companies purchasing gas from Egypt successfully completed such negotiations to all parties’ satisfaction. At this stage EMG is not supplying the full contracted quantities of the gas and to the best of Ampal’s knowledge the full contracted quantities should begin to be supplied in the near future. The said price negotiations commenced on the request of the Egyptian Ministry of Trade and Infrastructure and were driven by the substantial increase in the energy prices since the existing gas purchase prices were determined in 2000.

In May 2008, the Government of Egypt adopted legislation that purports to revoke the tax free status of existing free zone companies operating in the iron, cement, steel, petroleum, liquification and transport of natural gas industries. The legislation, by its terms, would apply to EMG. Ampal understands that the impact of this recent change in law would be to impose a 20% tax on EMG’s net future income. It is not clear to what extent the legislation will be enforced or whether it is valid under Egyptian legal principles. The legislation is, to Ampal’s understanding, unusual, and it is not clear whether EMG will be successful in its negotiations and therefore what if any impact the legislation will ultimately have on EMG.

In September 2008, Midroog Ltd., an affiliate of Moody’s Investors Service, (“Midroog”) downgraded the rating on Ampal’s Series A and Series B Debentures from A2 to A3 and will continue to maintain Ampal on its “Watchlist.”Midroog concluded that there is a possibility that new agreements between EMG and the Egyptian gas supplier may adversely affect EMG’s financial results compared to previous expectations, which will result in reduced cash flow from EMG to Ampal and other financial parameters resulting from such reduced cash flow. Midroog added that it will monitor the situation, including the negotiations between EMG and the Egyptian gas supplier, the regularity of the gas supply and other matters, and will review Ampal’s rating accordingly. Ampal’s rating will remain on the Watchlist.

Offering of Series B Debentures

On April 29, 2008, Ampal completed a public offering in Israel of NIS 577.8 million (approximately $166.8 million) aggregate principal amount of Series B debentures due 2016. The debentures are linked to the Israeli consumer price index and carry an annual interest rate of 6.6%. The debentures rank pari passu with Ampal’s unsecured indebtedness. The debentures will be repaid in five equal annual installments commencing on January 31, 2012, and the interest will be paid semi-annually. As of December 31, 2008, the outstanding debt under the debentures amounts to $138.7 million, due to the change in valuation of the New Israeli Shekel as compared to the U.S. dollar. Ampal deposited an amount of $44.6 million with Clal Finance Trusties 2007 Ltd. in accordance with a trust agreement dated April 6, 2008, to secure the first four years worth of payments of interest on the debentures. As of December 31, 2008 the outstanding amount of the deposit was $35.8 million.

On March 27, 2008, Midroog rated the Series B debentures as A2 and also raised the rating of Ampal’s Series A debentures to A2. On September 15, 2008, Midroog reduced the rating on the Series A and Series B debentures to A3. For further information, see “Significant Developments During 2008 – East Mediterranean Gas Company.”

Sale of Hod Hasharon Sport Center (1992) Limited Partnership

On August 7, 2008, the Company signed an agreement for the sale of its 50% holdings of Hod Hasharon Sport Center (1992) Limited Partnership for a consideration of $2.0 million.

Stock and Debenture Repurchase Program

Ampal’s Board of Directors approved a stock repurchase program, effective as of November 23, 2008. Under the program, Ampal is authorized to repurchase up to $20 million of its outstanding shares of its Class A Stock, from time to time depending on market conditions, share price and other factors. The board also approved a repurchase plan, effective as of November 23, 2008, of Ampal’s Series A and Series B debentures that are traded on the TASE.

The repurchases may be made on the open market, in block trades or otherwise and may include derivative transactions. The program may be suspended or discontinued at any time. Ampal adopted Rule 10b5-1 trading plan, which will allow Ampal to repurchase its Class A Stock in the open market during periods in which stock trading is otherwise prohibited to Ampal due to insider trading laws.

As of December 31, 2008, the Company has purchased 1,366,415 shares of Class A Stock for an aggregate amount of $1.1 million, and it also purchased 5,074,418 Series A debentures and 68,723,757 Series B debentures for an aggregate amount of $2.4 million.

The Company recorded a gain of $13.1 million due to the purchase of the debentures.

The repurchase programs will be funded using Ampal’s available cash and by possible future borrowings.

Repricing of Outstanding Stock Options

On December 8, 2008, Ampal’s Stock Option and Compensation Committee and its Board of Directors approved the repricing of outstanding options to purchase, in the aggregate, 2,270,000 shares of Ampal’s Class A Stock, which were previously granted to ten of the Company’s current employees, executive officers and directors pursuant to Ampal’s 2000 Incentive Plan. The outstanding options had been originally issued with exercise prices ranging from $3.12 to $5.35 per share, which represented the then current market prices of Class A Stock on the dates of the original grants. The repricing was effected by canceling the outstanding options, and granting to each holder of cancelled outstanding options a new option, with a 10 year term, to purchase the total number of shares of Class A Stock underlying such cancelled outstanding options, at an exercise price equal to $1.17 per share, the closing price of Class A Stock on NASDAQ on December 5, 2008, the most recent closing price prior to the approval by the board and the committee. The repriced options maintain the vesting schedule of the cancelled outstanding options.

Investee Companies by Industry Segment

Listed below by industry segment are all of the substantial investee companies in which Ampal had ownership interests as of December 31, 2008, the principal business of each and the percentage of equity owned, directly or indirectly, by Ampal. Further information with respect to the more significant investee companies is provided after the following table. For industry segment financial information and financial information about foreign and domestic operations, see Note 18 to Ampal’s consolidated financial statements included in this Report for the fiscal year ended December 31, 2008.

Industry Segment	Principal Business	Percentage as of December 31, 2008(1)

Chemicals
Gadot Chemical Tankers and Terminals Ltd.	Chemical Sales, Storage, Shipping and Transport	100.0

Energy
East Mediterranean Gas Company	Natural Gas Provider & Pipeline Owner	12.5	(2)
Global Wind Energy	Renewable Energy	50.0

Real Estate
Bay Heart Ltd.	Shopping Mall Owner/Lessor	37.0

Leisure-Time
Country Club Kfar Saba Ltd.	Country Club Facility	51.0

Finance
Ampal (Israel) Ltd.	Holding Company	100.0
Ampal Holdings (1991) Ltd.	Holding Company	100.0

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

Chemicals

        GADOT CHEMICAL TANKERS AND TERMINALS LTD. (“GADOT”)

        General

        On December 3, 2007, Ampal completed the purchase of a 65.5% controlling interest (63.66% on a fully diluted basis) in Gadot through its wholly owned subsidiary, MAE. On June 3, 2008, Ampal purchased an additional 14.98% bringing its controlling interest to 79.3% (78.88% on a fully diluted basis) and on August 12, 2008, Ampal purchased additional 20.6% bringing its controlling interest to 100% (99.99% on a fully diluted basis).

        Gadot was founded in 1958 as a privately held Israeli company, with operations in distribution and marketing of liquid chemicals for raw materials used in industry. Since then, Gadot has expanded into a group of companies, which currently forms Israel’s leading chemical distribution organization. Through its subsidiaries, Gadot ships, stores, and distributes liquid chemicals, oils, and a large variety of materials to countries across the globe, with an emphasis on Israel and Western Europe. In our description of Gadot’s business operations, the term “Gadot” refers to Gadot and its consolidated subsidiaries. Gadot listed its shares for trade on the Tel Aviv Stock Exchange in 2003 and was delisted from trade as of October 16, 2008 following its acquisition by Ampal.

        Gadot’s business is influenced by certain economic factors, which include (i) global changes in demand for chemicals used as raw materials for industry, (ii) price fluctuations of chemicals and raw materials, (iii) price fluctuations of shipping costs, ship leases and ship fuel, (iv) general global financial stability, and (v) currency fluctuations between the New Israeli Shekel and other currencies, primarily the U.S. dollar.

        Gadot’s operations are divided into three main service sectors:

—	Importing, marketing and sale of chemicals and other raw materials in Israel and Europe;

—	Shipping, primarily between the European ports of the Atlantic ocean and the Mediterranean sea port and Agency Services for Shipping Companies and Docked Ships;

—	Logistical services in Israel and Europe;

        These service sectors are synergistic and complimentary, such that Gadot provides its customers with a full range of services, from acquiring chemicals based on a customer’s needs, logistical handling including shipping and transport, offloading, storage and delivery. Members of the Gadot group of companies also provide services for other members of the group, strengthening the group as a whole.

        On April 29, 2008, Gadot signed an agreement for the winding-up of Chem-Tankers C.V. (“Chem-Tankers”), a limited partnership registered in the Netherlands, which was engaged in the maritime shipping of chemicals in bulk. The Chem-Tankers was established pursuant to an agreement signed on October 1, 2005 between Gadot Yam Chemical Shipping Ltd., a wholly owned and controlled subsidiary of Gadot, and a foreign company registered in Cyprus (hereafter – the “Partners”). The agreement sets forth the manner in which the Chem-Tankers will wind down, including provisions relating to the settling of accounts between the Partners, the distribution of the operating routes, the ships, and the fixed assets of the Chem-Tankers and the payment of winding-up expenses. Following the winding-up of the Chem-Tankers, the Company shall continue to operate the operating routes that it operated prior to the establishment of the Chem-Tankers in 2005, viz., the North Europe-Mediterranean Sea route and the North America-Mediterranean Sea route.

        Importing, Marketing and Sale of Chemicals and Other Raw Materials

        Gadot imports, markets and sells chemicals and other raw materials, primarily liquid chemicals which are imported in tanker ships and via other methods. These chemicals and other materials are used as raw materials in the medical, cosmetics, paint, plastic, electronics, agriculture, food and other industries. Other activities of Gadot in this sector include:

—	sale and marketing of oils and other liquid products which are used as food additives in soft drinks, meat and poultry;

—	operating a sales agency in Israel representing well-known manufacturers, selling a wide range of products, including chemicals, active medicinal agents, electronic components, rubber, polymers, minerals and materials for the textile and paint industry;

—	sale and marketing of fine chemical agents used in research laboratories and biochemical industries and marketing of laboratory equipment;

—	Sale and marketing of inorganic chemicals.

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

        Gadot generally provides its services in this area of business to long-term customers in Israel and Benelux that are mostly large industrial factories that use chemicals and other materials as raw materials in their manufacturing processes. These customers are spread over a wide variety of industries which reduces the risk of a downturn in any one type of industry having a significant effect on the revenues of Gadot. Gadot is not dependent on any single customer in this service sector. Nevertheless, the loss of any long-term customer may materially affect the short-term or even mid-term revenues and net profits of Gadot.

        Sales, marketing and distribution are conducted by sales teams consisting of Gadot employees, who are constantly in touch with existing customers and who also actively seek out new markets and customers. Sales are made by purchase orders which subsequently are supplied from the existing stock of Gadot. A relatively small percent of sales is made via backlog orders, as supply time is generally quick.

        The chemical market is very competitive and Gadot has many competitors in Israel, Europe and other countries. Gadot’s competitors include sales agents of large chemical manufacturers, small importers and factories that import materials themselves for their own use. Competition is especially fierce in marketing chemicals packaged in barrels and jugs or in ISO-tanks (special containers used to transport liquid matter), since these do not require investment in special storage facilities, which makes it easier for competitors to enter the market.

        Gadot’s main advantages over its competition in the chemical market are due to:

—	its ability to provide full door-to-door logistical services to its customers, from purchase, shipping and storage, to land transport to the customer's factory;

—	its ability to purchase and maintain surplus in large quantities of different chemicals ready for sale in a variety of packaging types and sizes;

—	owning the only chemical fluids terminal in Israel, capable of providing storage and transport;

—	decades of experience in the field;

—	stable, long term relationships with existing customers;

—	the quality of products supplied by it and the reputation and good will of its suppliers; and

—	professional support provided by suppliers and by Gadot for its products.

        Gadot’s main disadvantages in the chemical market are (i) the market consisting of highly sophisticated customers that are very knowledgeable of product pricing and alternatives from competitors, which makes it hard to increase profitability and (ii) the high costs involved in purchasing and maintaining large quantities in surplus for immediate supply.

        Most of the raw materials sold by Gadot are manufactured outside of Israel, in Europe, the United States, South America, the Far East and South Africa. The variety of supply sources allows for increased availability in changing market conditions.

        Gadot is not dependent on any one supplier in the chemicals market. There are numerous suppliers for each product sold by it, mostly located outside of Israel. Purchase of chemicals and raw materials is generally made directly from the manufacturer, by way of purchase orders.

        Gadot revenues for 2008 totaled approximately $535 million compared to approximately $357 million in 2007. The 49% increase in revenues is mainly the result of the following factors:

—	Vopak Logistic Services (“VLS”) acquisition towards the end of 2007. The acquisition contributed an increase of approximately 23% to the revenue growth during 2008.

—	The crude oil price increase during the first 3 quarters of 2008 translated to an increase in Gadot’s petrochemicals materials which are derived from the crude oil price.

—	Sales volume during 2008 increased compared to the 2007 volume.

—	Sale of products with increased margins.

—	Gross profit increased by 30% from $34.1 million to $44.5 million. This increase is partly the result of the VLS acquisition and partly to the devaluation of the USD against the NIS during 2008 compared to 2007.

        Shipping

        Gadot provides its customers (including subsidiaries within the Gadot group of companies) with shipping services, shipping liquid chemicals in tanker ships both to and from Israel. As of December 31, 2008, Gadot uses a fleet of 8 vessels, which are either leased or owned by Gadot, with loading capabilities ranging from 8,000 tons to 17,000 tons. The total capacity of Gadot’s fleet as of December 31, 2008, was approximately 100,000 tons. The main shipping lines operated by Gadot are Israel – Northern Europe and Israel – United States, with many interim stops in the European ports of the Atlantic ocean and in Mediterranean sea ports. Gadot also provides logistical support for ships anchored in the ports of Haifa and Ashdod in Israel. These services include coordination of all technical procedures while in port, such as payment of port fees, care of the crew and providing ships with supplies.

        Gadot’s fleet is subject to strict international regulation with regard to safety of shipping hazardous chemicals and environmental protection of the seas which mainly provide standards for ship conditions and maintenance and crew safety and training. In order to comply with these strict standards and to fulfill customer demand for compliance, all the ships used in Gadot’s fleet are double hulled and the tanks used for chemical storage are made of stainless steel, which reduces the danger of corrosion and leakage. All ships in the fleet are managed by companies with the experience and knowledge necessary to comply with such regulations and they are inspected by the relevant authorities at least once a year for deficiencies. If a ship is found not in compliance with the standards, it is not permitted to set sail until all deficiencies are remedied.

        In recent years there has been a rise in demand for chemical shipping in tanker ships, which was mostly due to the growth of the Chinese economy and other emerging markets in Asia, and the growing trade between these countries with other countries. This trend tempered and even decreased during the last quarter of 2005 and the first quarter of 2006, due mainly to the natural disasters that occurred in the United States during that time. This affected Gadot’s Trans-Atlantic lines and caused a decrease in profitability during that period. In the first half of 2007 shipping prices generally rose, particularly in the ‘spot’ shipping assignments. In the second half of 2007 prices stabilized, however the price of ship fuel continued to rise, which caused gross profit to decline compared with the first half of 2007. During 2008 the shipping prices gradually rose. To wards the end of 2008 the shipping prices decreased. The price of ship fuel rose during the first half of 2008 and decreased substantially during the second half of the year.

        There are a number of critical factors necessary for succeeding in the chemical shipping business, including:

—	managing a modern fleet of ships capable of transporting a variety of chemicals with a variety of different capacities in order to meet customer needs and strict regulation;

—	availability of ships on the various shipping lines;

—	professional operation of cargo, in order to increase efficiency and safety;

—	having a strategy of buying or leasing ships at low prices, while entering into long-term shipping contracts with customers at high prices, in order to minimize exposure to changes in the shipping market and to increase profitability;

—	creating and maintaining strategic relationships with key customers; and

—	Cooperation with other companies operating in the field, in order to increase the amount of ships working the same line or market and to penetrate new markets.

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

        Gadot is not dependent on any single customer in this sector.

        Gadot leases the vessels in its fleet according to “Time Charter Party” contracts, which provide for the lease of a ship together with its crew. These contracts are drafted according to a global standard, except for the specific terms, such as the lease period and fees. The average lease period of ships in the Gadot fleet is from one to five years, usually with an option to extend the term. The lease fee may fluctuate based on market conditions, or renewal or exit points in the contract. These contracts usually provide for the state of the vessel upon delivery to the lessee, maintenance requirements, indemnification to the owners, permission to sub-lease, insurance, inspection rights, compliance with technical specifications and jurisdiction. Sometimes such contracts include an option to purchase the ship at previously agreed terms. Vessels are operated commercially by the lessee, by designating shipping lines and cargo for the vessel, while the lessor operates the technical aspects of running the ship and crew.

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

        Logistical Operations in Europe

        Since the end of 2007, Gadot has been offering its customers logistical services for chemicals and hazardous materials in Western Europe, including off-loading and storage, filling barrels and containers, door-to-door transport and handling sensitive chemicals. Gadot provides full services to its customers throughout the whole supply chain.

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

        Gadot has long-term leases over storage facilities in three countries for providing these services, with an aggregate area of approximately 180,000 square meters. These storage facilities maintain very high standards and Gadot is the only entity within the storage sector in Europe with facilities in several countries. This gives Gadot a considerable advantage over its competitors in this field. Gadot also contracts with land and sea transport companies to facilitate its logistical services.

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

        Logistical Operations in Israel

        The logistical services provided by Gadot in Israel include:

—	land transport;

—	storage, loading and off-loading of materials;

—	ISO-tank transportation;

        Land Transport

        Gadot offers land transport services to its customers for chemicals and other materials from Israeli ports to the customer’s factory, and vice versa. Land transportation from chemical plants outside of Israel to Gadot’s ships is provided by subcontractors.

        Gadot currently owns a fleet of 73 tanker trucks and 123 trailers (of which 80 trailers are capable of transporting hazardous materials). The fleet of tanker trucks is generally in full use by Gadot, which occasionally is required to lease additional tanker trucks from other companies in order to fulfill demand. The trailer fleet is generally not in full use, due to the number of tanker trucks Gadot owns and the highly specialized purpose of each trailer.

        Gadot faces much competition in this field, and it holds an estimated Israeli market share of 15% to 17%.

        Storage, Loading and Off-Loading of Materials

        Gadot provides storage, loading and off-loading services of chemicals and other materials to its customers (including to subsidiaries in the Gadot group of companies) in an area located near the southern terminal of the Kishon port in Haifa.

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

Energy

        EAST MEDITERRANEAN GAS COMPANY S.A.E

        EMG, an Egyptian joint stock company, organized in accordance with the Egyptian Special Free Zones system, has been granted the right to export natural gas from Egypt to Israel, other locations in the East Mediterranean basin and to other countries. EMG has linked the Israeli energy market with the Egyptian national gas grid via an East Mediterranean pipeline with the first gas delivery occurring on May, 2008. EMG is the developer, owner and operator of the pipeline and its associated facilities on shore in both the point of departure at El Arish, Egypt and the point of entry in Ashkelon, Israel. In the Israeli market, EMG’s first contract was signed in late 2005 with the Israel Electric Corporation for a quantity of 2.1 BCM annually over 15-20 years. EMG is in the process of negotiating several additional agreements covering much of the anticipated 7.0 BCM annually earmarked for the Israeli market. This project is governed by an agreement signed between Israel and Egypt which designates EMG as the authorized exporter of Egyptian gas, secures EMG’s tax exemption in Israel and provides for the Egyptian government’s guarantee for the delivery of the gas to the Israeli market.

        On November 29, 2007, Ampal and the Israel Infrastructure Fund (“IIF”), leading a group of institutional investors, purchased a 4.3% interest in EMG, through Merhav Ampal Energy Holdings, LP, an Israeli limited partnership (the “Joint Venture”), from Merhav for a purchase price of approximately $95.4 million, using funds provided by the Investors. In addition to the Joint Venture’s purchase from Merhav., Ampal contributed into the Joint Venture an additional 4.3% interest in EMG already held by Ampal. The Joint Venture now holds a total of 8.6% of the outstanding shares of EMG. Ampal’s contribution was valued at the same price per EMG share as the Joint Venture’s purchase. This amount is equivalent to the purchase price (on a per share basis) paid by Ampal for its December 2006 purchase of EMG shares from Merhav.

        As of December 31, 2008, the Company’s Financial Statements reflect a 16.8% interest in shares of EMG, with 8.2% held directly and 8.6% held through the Joint Venture (of which Ampal owns 50%). For more information concerning our interest in EMG please see “Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operations” below.

        EMG, in which Ampal directly and indirectly owns a 12.5% interest (includes 4.3% held by the Joint Venture), have reached on February 2009 an agreement in principle with the Egyptian authorities with regard to repricing gas sold to EMG. The agreement is yet to be finalized in the form of an amendment to the agreement between EMG and its upstream supplier.  To the best of Ampal’s understanding from EMG, the agreement in principle with the Egyptian authorities includes various provisions designed to avoid adverse economic impact to EMG, and the two sides have committed to a good faith intensive effort to reach a definitive agreement with respect to supply and the price of gas to EMG. There is, however, no assurance that the negotiations will be completed or that the outcome will not adversely affect EMG. To the best of Ampal’s understanding, recently other international companies purchasing gas from Egypt successfully completed such negotiations to all parties’ satisfaction. At this stage EMG is not supplying the full contracted quantities of the gas and to the best of Ampal’s knowledge the full contracted quantities should begin to be supplied in the near future. The said price negotiations commenced on the request of the Egyptian Ministry of Trade and Infrastructure and were driven by the substantial increase in the energy prices since the existing gas purchase prices were determined in 2000.

        In May 2008, the Government of Egypt adopted legislation that purports to revoke the tax free status of existing free zone companies operating in the iron, cement, steel, petroleum, liquification and transport of natural gas industries. The legislation, by its terms, would apply to EMG. Ampal understands that the impact of this recent change in law would be to impose a 20% tax on EMG’s net future income. It is not clear to what extent the legislation will be enforced or whether it is valid under Egyptian legal principles. The legislation is, to Ampal’s understanding, unusual, and it is not clear whether EMG will be successful in its negotiations and therefore what if any impact the legislation will ultimately have on EMG.

        On September 2008, , Midroog downgraded the rating on Ampal’s Series A and Series B Debentures from A2 to A3 and will continue to maintain Ampal on its “Watchlist.” Midroog concluded that there is a possibility that new agreements between EMG and the Egyptian gas supplier may adversely affect EMG’s financial results compared to previous expectations, which will result in reduced cash flow from EMG to Ampal and other financial parameters resulting from such reduced cash flow. Midroog added that it will monitor the situation, including the negotiations between EMG and the Egyptian gas supplier, the regularity of the gas supply and other matters, and will review Ampal’s rating accordingly. Ampal’s rating will remain on the Watchlist.

        Global Wind Energy Ltd. (“GWE”)

        On November 25, 2007, Merhav Ampal Energy Ltd. (“MAE”) signed a joint venture agreement with Clal Electronics Industries Ltd. (“Clal”), an Israel-based holding company, for the formation of a joint venture that will focus on the new development and acquisition of controlling interests in renewable energy, including wind energy projects outside of Israel. The joint venture, owned equally by Clal and the Company through MAE, will seek to either develop or acquire wind energy opportunities with a goal of establishing at least 150MW of installed capacity within the next 3.5 years. The joint venture’s initial project is the development of a wind farm in Greece. The Company has approved a Euro 25 million budget for these projects

        As of December 2008, the Company has invested $ 2.2 million in GWE.

Real Estate

        BAY HEART LTD. (“BAY HEART”)

        Bay Heart was established in 1987 to develop and lease a shopping mall (the “Mall”) in the Haifa Bay area. Haifa is the third largest city in Israel. The Mall, which opened in May 1991, is a three-story facility with approximately 280,000 square feet of rentable space. The Mall is located at the intersection of two major roads and provides a large mix of retail and entertainment facilities, including seven movie theaters. In 2008, the Mall completed extensive renovations, including the construction of a new complex of 23 movie theaters and entertainment facilities.

Leisure-Time

        COUNTRY CLUB KFAR SABA LTD. (“KFAR SABA”)

        Kfar Saba operates a country club facility (the “Club”) in Kfar Saba, a town north of Tel Aviv. Kfar Saba holds a long-term lease to the real estate property on which the Club is situated. The Club’s facilities include swimming pools, tennis courts and a club house.

        The Club, which has a capacity of 2,000 member families, operated at capacity for the 2008 season. The Company owns 51% of Kfar Saba.

EMPLOYEES

        The executive officers of Ampal are listed in “Item 10” below.

        As of December 31, 2008:

—	Ampal (Israel) Ltd. had 15 employees; and

—	Gadot, a wholly owned subsidiary of Ampal, had 660 employees; and

—	Country Club Kfar Saba Ltd., of which the Company owns a 51% interest, had 6 employees and 97 hourly based employees.

        Relations between the Company and its employees are satisfactory.

CONDITIONS IN ISRAEL

        Most of the companies in which Ampal directly or indirectly invests conduct their principal operations in Israel and are directly affected by the economic, political, military, social and demographic conditions there. A state of hostility, varying as to degree and intensity, exists between Israel and the Arab countries and the Palestinian Authority (the “PA”). Israel signed a peace agreement with Egypt in 1979 and with Jordan in 1994. Since 1993, several agreements have been signed between Israel and Palestinian representatives regarding conditions in the West Bank and Gaza. While negotiations have taken place between Israel, its Arab neighbors and the PA to end the state of hostility in the region, it is not possible to predict the outcome of these negotiations and their eventual effect on Ampal and its investee companies. Hamas, an Islamist movement, won the majority of the seats in the Parliament of the PA in January 2006 and took control of Gaza by force in June 2007. During the summer of 2006, Israel waged a war with the Hezbollah movement in Lebanon, which involved thousands of missile strikes in Northern Israel. Since June 2007, thousands of missiles have been fired from Gaza at population centers in southern Israel, leading to an armed conflict between Israel and Hamas in January 2009. In the meantime, Iran has threatened to attack Israel and is widely believed to be developing nuclear weapons. This security situation has had an adverse effect on Israel’s economy, primarily in the relevant geographic areas, and increased the political and military uncertainty in Israel and the Middle East. See “Item 1A – Risk Factors” below for a further discussion of the possible impact of the political and military situation in Israel on the Company.

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

TAX INFORMATION

        Ampal (to the extent that it has income derived in Israel) and Ampal’s Israeli subsidiaries are subject to taxes imposed under the Israeli Income Tax Ordinance. The corporate tax rate in Israel is 27% for the 2008 tax year. Following an amendment to the Israeli Income Tax Ordinance, which came into effect on January 1, 2006 (“Amendment No. 147”), the corporate tax rate is scheduled to be reduced as follows: 26% for the 2009 tax year and 25% for the 2010 tax year and thereafter. The Israeli tax rate on capital gains derived by a corporation after January 1, 2003, is generally 25%, however certain exemptions from capital gains tax may apply to non-Israeli resident corporations.

        A tax treaty between Israel and the United States became effective on January 1, 1995 (“the Treaty”). The Treaty has not substantially affected the tax position of the Company in either the United States or in Israel.

        Under Israeli domestic law Ampal, as a non-resident, is generally subject to withholding tax at a rate of 25% on dividends it receives from Israeli companies (20% for dividends received after January 1, 2006, under certain circumstances). This rate may be reduced to either 15% or 12.5%, (under Israeli law and/or the provisions of the Treaty), depending on the ownership percentage in the investee company, and on the type of income generated by such investee company from which the dividend is distributed (by contrast, dividends received by one Israeli company from another Israeli company are generally exempt from Israeli corporate tax, unless (i) they arise from income generated from sources outside of Israel, in which case they are generally subject to tax at a rate of 25%/ corporate tax rate (certain tax credits may be available for tax paid or withheld at source); or (ii) they are paid out of the profits of an “approved enterprise” to either residents or non-residents, in which case tax is withheld at a rate of 15%).

        Pursuant to an arrangement with the Israeli tax authorities, Ampal’s income from Israeli sources has been taxed based on principles generally applied in Israel to income of non-residents. Ampal has filed agreed upon tax returns with the Israeli tax authorities through the tax year 2007. Based on the tax returns filed by Ampal through 2007, it has not been required to make any additional tax payments in excess of the tax withheld on dividends it has received. In addition, pursuant to Ampal’s arrangement with the Israeli tax authorities, the aggregate taxes paid by Ampal in Israel and in the United States on interest, rent and dividend income derived from Israeli sources has not exceeded the tax which would have been payable by Ampal in the United States had such interest, rent and dividend income been derived by Ampal from United States sources. There can be no assurance that this arrangement will continue to be in effect in the future. This arrangement does not apply to taxation of Ampal’s Israeli subsidiaries.

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

        Under Israeli law, Israeli tax residents are taxed on capital gains generated from sources in Israel or outside of Israel, whereas non-residents are taxable only with respect to gains generated from sources in Israel. Gains are generally regarded as being from Israeli sources if arising from the sale of assets either located in Israel or which represent a right to assets located in Israel (including gains arising from the sale of shares in companies resident in Israel, and of rights in non-resident entities that mainly represent ownership and rights to assets located in Israel, with regard to such assets). Under the Treaty, US tax residents are subject to Israeli capital gains tax on the sale of shares in Israeli companies if they have held 10% or more of the voting rights in such companies at any time during the 12 months immediately preceding the sale.

        Since January 1, 1994, the portion of the gain attributable to inflationary differences prior to that date is taxable at a rate of 10%, while the portion of the gain attributable to inflationary differences between such date and the date of disposition of the asset is exempt from tax. Non-residents of Israel are exempt from the 10% tax on the inflationary gain derived from the sale of shares in companies that are considered Israeli tax residents if they elect to compute the inflationary portion of the gain based on the change in the rate of exchange between Israeli currency and the foreign currency in which the shares were purchased, rather than the change in the Israeli consumer price index. Beginning January 1, 2006, the section of the Israeli Tax Ordinance under which the regulations providing such tax exemption to non-Israeli residents were promulgated, was rescinded. It is therefore unclear whether this exemption shall continue to be applicable. The remainder of the gain (“Real Capital Gain”), if any, is taxable to corporations at the rate of 25%. However, Real Capital Gains arising from the sale of capital assets that had been acquired prior to January 1, 2003 shall be apportioned on a linear basis to the periods before and after the same date, namely – the portion of the gain attributed to the period before January 1, 2003 shall be subject to tax at a rate equal to the corporate tax rate in affect at the time of the sale (in 2008 – 27%) and a marginal tax rate (in 2008 – 47%) for individuals, whereas the portion of the gain attributed to the period after January 1, 2003 shall be taxed at the rate of 25%. Special rules apply with respect to listed securities.

        Foreign corporations are generally exempt from tax on gains from the sale of shares in publicly traded companies if the capital gain was not generated from their permanent establishment in Israel. Amendment No. 147 introduces a broader exemption under domestic law for non-residents regardless of their percentage holding in an Israeli company (not holding real estate rights) to include capital gains from the sale of securities (even where not traded in Israel), which are purchased between July 1, 2005 through December 31, 2008, provided certain conditions are met. Amendment No. 169 to the Israeli Income Tax Ordinance, effective from January 1, 2009, expanded the earlier exemption from Israeli capital gains tax so that it applies to shares in an Israeli company acquired on or after January 1 2009 by any foreign resident investors, provided certain conditions are met. However, according to section 68A(a) of the Israeli Income Tax Ordinance, non-Israeli corporations are not entitled to any such exemption from Israeli capital gains tax if Israeli residents (i) have a controlling interest of 25% or more in such non-Israeli corporation, or (ii) are the beneficiaries or are entitled to 25% or more of the revenues or profits of such non-Israeli corporation, whether directly or indirectly.

        The Income Tax Law (Adjustment for Inflation), 1985 (“Inflationary Adjustment Law”), which had been in force until December 31. 2007, with respect to companies which have business income in Israel or which claim a deduction in Israel for financing costs, has been in force since the 1985 tax year. Under the Inflationary Adjustment Law, results for tax purposes are measured in real terms. The law provides for the preservation of equity, whereby certain corporate assets are classified broadly into Fixed (inflation resistant) and Non-Fixed (non-inflation resistant) Assets. Where shareholders’ equity, as defined therein, exceeds the depreciated cost of Fixed Assets, a tax deduction which takes into account the effect of the annual inflationary change on such excess is allowed, subject to certain limitations. Conversely, if the depreciated cost of Fixed Assets exceeds shareholders’ equity, then such excess, multiplied by the annual inflation change, is added to taxable income.

        In February 2008, the Israeli legislature passed Amendment No. 20 to the Income Tax Law (Adjustment for Inflation), repealing the Income Tax Law (Adjustment for Inflation) as of January 1, 2008, with certain transitional orders. Under the Inflationary Adjustment Law, results for tax purposes were measured in real terms.

        Individuals and companies in Israel pay value added tax (“VAT”) at a rate of 15.5% of the price of assets (excluding shares) sold and services rendered. In computing its VAT liability, certain of Ampal’s Israeli subsidiaries may be entitled to claim as a deduction input VAT they have incurred with respect to goods and services acquired for the purpose of their business, to the extent such transactions are subject to VAT.

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

Available information

        We maintain a website at www.ampal.com. We make available on our website under “Investor Relations” – “SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission.

FORWARD-LOOKING STATEMENTS

        This Report (including but not limited to factors discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this Report) includes forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to the Company that are based on the beliefs of management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this Report, the words “anticipate,” “believe”, “estimate,” “expect,” “intend,” “plan,” and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events or future financial performance of the Company, the outcome of which is subject to certain risks and other factors which could cause actual results to differ materially from those anticipated by the forward-looking statements, including among others, the economic and political conditions in Israel, the Middle East, including the situation in Iraq, the impact of the credit crisis and in the global business and economic conditions in the different sectors and markets where the Company’s portfolio companies operate. These risks and uncertainties include, but are not limited to, those described in “Item 1A – Risk Factors” and elsewhere in this Report and those described from time to time in our future reports filed with the Securities and Exchange Commission.

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

        Most of the companies in which we directly or indirectly invest have principal operations that are Israel-related. We may, therefore, be directly affected by economic, political, social and military conditions in the Middle East, including Israel’s relationship with the Palestinian Authority and Arab countries. In addition, many of the companies in which we invest are dependent upon materials imported from outside of Israel. We also have interests in companies that import and export significant amounts of products to and from Israel. Our existing 100% stake in Gadot (99.99% on a fully diluted basis), and our existing 16.8% stake in EMG (8.6% of which is held by the Joint Venture, of which Ampal owns 50%), an Egyptian joint stock company, together represent a substantial portion of our investment portfolio and may be particularly sensitive to conditions in the Middle East. Accordingly, our operations could be materially and adversely affected by acts of terrorism or if major hostilities should continue or occur in the future in the Middle East or trade between Israel and its present trading partners should be curtailed, including as a result of acts of terrorism in the United States. Any such effects may impact our value and the value of our investee companies.

        Hamas, an Islamist movement, won the majority of the seats in the Parliament of the PA in January 2006 and took control of Gaza by force in June 2007. During the summer of 2006, Israel waged a war with the Hezbollah movement in Lebanon, which involved thousands of missile strikes in Northern Israel. Since June 2007, thousands of missiles have been fired from Gaza at population centers in southern Israel, leading to an armed conflict between Israel and Hamas in January 2009. In the meantime, Iran has threatened to attack Israel and is widely believed to be developing nuclear weapons. This security situation has had an adverse effect on Israel’s economy, primarily in the relevant geographic areas. Although we do not believe that this situation has had a material adverse effect on our business or financial condition, if such situation resumes and/or escalates, the adverse economic effect may deepen and spread to additional areas and may materially adversely affect the Company and its subsidiaries’ business and financial condition.

Because of our significant investment in Gadot, we may be adversely affected by changes in the financial condition, business, or operations of Gadot.

        As of December 31, 2008, the Company beneficially owns 100% of Gadot (99.99% on a fully diluted basis) and we consolidate Gadot in the accompanying financial statements. This investment constitutes one of our largest holdings. As a result, changes in the financial condition, business or operations of Gadot (see “Risk Factors – Risks Associated with Gadot’s Business) will significantly affect our financial condition and results of operations. Furthermore, the current global economic downturn may materially adversely affect Gadot’s business (see “Risk Factors – Conditions and changes in the national and global economic and political environments may adversely affect our business and financial results”). Although Gadot has historically paid dividends to its shareholders, changes in Gadot’s operations may limit their ability to pay dividends in the future. Further, as a component of Ampal’s consolidated financial statements any dividends paid will not be reflected as income by Ampal. While the payment of dividends would not impact Ampal’s consolidated earnings, it could limit the financial resources available to operate the holding company which could adversely affect our operations and financial condition.

Because of our significant investment in EMG, we may be adversely affected by changes in the financial condition, business, or operations of EMG.

        As of December 31, 2008, the Company beneficially owns approximately 16.8% of EMG (8.6% of which is held by the Joint Venture, of which Ampal owns 50%), a result of a series of transactions with our controlling shareholder, which was accounted as transaction between entities under common control. This investment constitutes one of our largest holdings. As a result, changes in the financial condition, business or operations of EMG, including, without limitation, gas supply interruptions such as those experienced during 2008, the completion of the pipeline, and the ability of EMG to utilize the pipeline, whether as a result of environmental, regulatory or political issues or otherwise, may impact our ability to receive dividends from EMG which could adversely affect our operations and financial condition. Additionally, we have a minority interest in EMG, and therefore, do not have the ability to significantly influence or direct the affairs of EMG.

        EMG have reached in February 2009 an agreement in principle with the Egyptian authorities with regard to repricing gas sold to EMG. The agreement is yet to be finalized in the form of an amendment to the agreement between EMG and its upstream supplier.  To the best of Ampal’s understanding from EMG, the agreement in principle with the Egyptian authorities includes various provisions designed to avoid adverse economic impact to EMG, and the two sides have committed to a good faith intensive effort to reach a definitive agreement with respect to supply and the price of gas to EMG. There is, however, no assurance that the negotiations will be completed or that the outcome will not adversely affect EMG. To the best of Ampal’s understanding, recently other international companies purchasing gas from Egypt successfully completed such negotiations to all parties’ satisfaction. At this stage EMG is not supplying the full contracted quantities of the gas and to the best of Ampal’s knowledge the full contracted quantities should begin to be supplied in the near future. The said price negotiations commenced on the request of the Egyptian Ministry of Trade and Infrastructure and were driven by the substantial increase in the energy prices since the existing gas purchase prices were determined in 2000.

        In May 2008, the Government of Egypt adopted legislation that purports to revoke the tax free status of existing free zone companies which would also apply to EMG. The impact of this recent change in law would be to impose a 20% tax on EMG’s future income. It is not clear to what extent the legislation will be enforced or whether it is valid under Egyptian legal principles. If such legislation is enforceable or valid under Egyptian law, it could adversely affect our operations and financial condition.

Conditions and changes in the national and global economic and political environments may adversely affect our business and financial results.

        Adverse economic conditions in markets in which our investee companies operate can harm our business. Current global financial conditions have been characterized by increased volatility and several financial institutions have either gone into bankruptcy or have had to be rescued by governmental authorities. It is believed that the current recession will continue and worsen. With major financial institutions de-levering their balance sheets, credit was constricted for much of 2008 and may likely remain so for an extended period. Partly as a result, entire industries are facing extreme contraction and even the prospect of collapse. If economic growth in the United States and other countries continues to decline, this may have a negative impact on our liquidity, financial condition and stock price, which may impact the ability of the Company to obtain financing and other sources of funding in the future on terms favorable to the Company, if at all. Additionally, these factors, as well as other related factors, may cause decreases in asset values that are deemed to be other than temporary, which may result in impairment losses. If such increased levels of volatility and market turmoil continue, it may materially adversely affect the Company’s results of operations.

The SEC may re-examine, suspend or modify our exemption from the Investment Company Act of 1940, as amended.

        In 1947, the SEC granted us an exemption from the 1940 Act, pursuant to an exemptive order. The exemptive order was granted based upon the nature of our operations. There can be no assurance that the SEC will not re-examine the exemptive order and revoke, suspend or modify it. A revocation, suspension or material modification of the exemptive order could materially and adversely affect us unless we were able to obtain other appropriate exemptive relief. In the event that we become subject to the provisions of the 1940 Act, we could be required, among other matters, to make changes, which might be material, to our management, capital structure and methods of operation, including our dealings with principal shareholders and their related companies.

As most of our investee companies conduct business outside of the United States, we are exposed to foreign currency and other risks.

        We are subject to the risks of doing business outside the United States, including, among other risks, foreign currency exchange rate risks, changes in interest rates, equity price changes of our investee companies, import restrictions, anti-dumping investigations, political or labor disturbances, expropriation and acts of war. No assurances can be given that we will be protected from future changes in foreign currency exchange rates that may impact our financial condition or performance.

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

        A group of shareholders consisting of Yosef A. Maiman, the Chairman of our Board of Directors, President & CEO, Ohad Maiman, Noa Maiman, and Yoav Maiman, and the companies Merhav (“De Majorca”), De Majorca Holdings Ltd. and Di-Rapallo Holdings Ltd. (“Di-Rapallo”) beneficially owns approximately 61.22% of the voting power of our Class A Stock. The group was formed in recognition of the Maiman family’s strong connection with the Company and in furtherance of the group’s common goals and objectives as shareholders, including the orderly management and operation of the Company. By virtue of its ownership of Ampal, this group is able to control our affairs and to influence the election of the members of our Board of Directors. This group also has the ability to prevent or cause a change in control of Ampal. Mr. Maiman owns 100% of the economic shares and one-quarter of the voting shares of De Majorca and Di-Rapallo. Merhav is wholly owned by Mr. Maiman.

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

        We have not paid a dividend on our Class A Stock other than in 1995. Past decisions not to pay cash dividends on Class A Stock reflected our policy to apply retained earnings, including funds realized from the disposition of holdings, to finance our business activities and to redeem or repay our outstanding debt, including our $216.7 million (as of December 31, 2008) unsecured notes on which principal payments commence in 2011. The payment of cash dividends in the future will depend upon our operating results, cash flow, working capital requirements and other factors we deem pertinent.

The market price per share of our Class A Stock on NASDAQ and TASE fluctuates and has traded in the past at less than our book value per share.

        Stock prices of companies, both domestically and abroad, are subject to fluctuations in trading price. Therefore, as with a company like ours that invests in stocks of other companies, our book value and market price will fluctuate, especially in the short term. As of February 23, 2009 the market price on NASDAQ was $1.29 per share. However our shares have in the past traded below book value. You may experience a decline in the value of your investment and you could lose money if you sell your shares at a price lower than you paid for them.

        Our listing on NASDAQ requires us to satisfy a number of conditions, including a minimum bid price of at least $1.00 per share. The NASDAQ has currently suspended this requirement until April 20, 2009. After this date, unless NASDAQ extends this requirement suspension, we will have to regain compliance with such requirement. We cannot assure you that we will be able to satisfy the minimum bid, or continue to meet the other continued listing requirements of NASDAQ in the future. If we are delisted from the NASDAQ, trading in our Class A Stock may be conducted, if available, on the OTC Bulletin Board or another medium. In the event of such delisting, an investor would likely find it significantly more difficult to dispose of, or to obtain accurate quotations as to the value of our Class A Stock, and our ability to raise future capital through the sale of our Class A Stock could be severely limited.

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

A further downgrade, or suspension or withdrawal of the rating assigned by a rating agency to our debentures could cause the liquidity or market value of the debentures to decline significantly.

        As a result of events concerning EMG, Midroog downgraded the rating on Ampal’s Series A and Series B Debentures from A2 to A3 and will continue to maintain Ampal on its “Watchlist.” Midroog stated that it will monitor the situation, including the negotiations between EMG and the Egyptian gas supplier, the regularity of the gas supply and other matters, and will review Ampal’s rating accordingly. Ampal’s rating will remain on the Watchlist. If Midroog further downgrades, suspends or withdraws the ratings of our debentures, we may experience increased difficulty in raising debt financing in the future.

Risks Associated with Gadot’s Business

        Global Economic Conditions. The overall demand for chemical products, especially commodity chemicals, is highly dependent on general economic conditions. During 2008, both the prices and demand for chemicals have been volatile. The economic indicators from the United States and Europe have started to negatively influence demand. The economic slow down is already being felt in the construction sector, mainly in the United States, which had enjoyed significant growth in recent years. The construction sector is a large consumer of chemical products. A downturn in demand for chemical products may impact the financial condition or performance of Gadot’s chemical products business.

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

        We lease our headquarters located at 10 Abba Even St., Herzliya. The lease is for a period of 10 years commencing on January 24, 2007. The annual rent for this lease is $326,000. We sublease part of the offices for an annual sublease rent of $90,805.

        We also lease a headquarters office at 555 Madison Avenue in New York City from Rodney Company N.V., Inc. The lease is for a period of seven years commencing on October 15, 2002. The annual rent for this lease is $125,268. On March 31, 2004, the Company closed this office and reopened it at the beginning of 2009. The office space has been subleased during the time that the Company did not use it.

        Gadot leases a 17,000 square meter storage tank facility located in the northern bank of the Kishon port in Haifa from the port authority, The annual rent for this lease is $1,4 million. The lease expires in 2022. Gadot also leases an additional 56,000 square meter area from the port authority located in the southern terminal of the Kishon port in Haifa in connection with its storage and loading services. The annual rent for this lease is $1,6 million. See “Item 1 – Business – Chemicals – Gadot Chemical Tankers and Terminals Ltd. – Storage, Loading and Off-Loading of Materials.” This lease expires in 2014.

        Gadot also owns an additional 20,000 square meters area adjacent to the northern terminal, serving as its Israeli logistics facility and for its analytical and quality assurance laboratory. Gadot also leases a 1,100 square meter building in Ohr Akiva, Israel the annual rent for this lease is $75,750, a 7,500 square meter area in the Ashdod, Israel, industrial zone, the annual rent for this lease is $115,992 and a 6,300 square meter area in Kiryat Atta, Israel, the annual rent for this lease is $56,023.

        Gadot owns approximately 45,000 square meters of land in Greece, which was occupied by a chemical terminal. This terminal was destroyed by a fire in July 2006.

        As of December 31st, 2008, Gadot leases seven vessels, with an aggregate loading capability of approximately 87,000 tons. The lease period for four of the vessels is until 2011, out of which one vessel purchase option has been declared to be exercised during 2009. The lease period for an additional three of the vessels shall expire during 2009 with an option to extend the time-charter terms for two additional years. An additional leased vessel was returned to the owner during October 2008. The aggregate lease fees for the eight leased vessels in 2008 amounted to $34 million. In 2009, the lease payments are expected to amount to approximately $24.8 million deu to returning of two vessels and are expected to decrease to $9.9 million for the year 2010 and thereafter are expected to decrease to $6.4 million.

        Gadot has contracted a shipyard for the construction of four additional vessels built with a loading capability of 17,500 each, for a consideration of approximately $29 million per vessel. These vessels will be delivered during 2010 and 2011.

        Country Club Kfar Saba Ltd. occupies a 7-1/4 acre lot in the town of Kfar Saba which will be leased for five consecutive ten-year periods, at the end of which the land returns to the lessor. The lease expires on July 14, 2038, and lease payments in 2008 totaled $235,645.

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

        On May 26, 2003, the Company and the directors of Paradise appointed by the Company filed a third party claim against Arieh Israeli Insurance Company Ltd. in the Tel Aviv District Court claiming that, to the extent the court decides that the directors of Paradise appointed by the Company will have to pay any amounts to Galha, Arieh will pay such amounts on behalf of the directors in accordance with the Directors and Officers insurance policy that the Company had at that time with Arieh. Arieh filed a statement of defense and stated that the policy does not cover the claim. The dispute was submitted to mediation. In the mediation procedure the parties arrived to an agreement that was approved as a judgment of the Tel Aviv District Court on January 13, 2009. According to the judgment Ampal paid the Plaintiffs an amount of NIS 834,200 ($219,411), Arieh paid an amount of $150,000 and a third defendant paid an amount of NIS 135,800 ($35,718). The judgment stated that claim was declined against all defendants and the guarantee Ampal issued in favor of the Galha was cancelled.

        Claims Against Subsidiaries and Affiliates

        Legal claims arising in the normal course of business have been filed against subsidiaries and affiliates of the Company.

        Gadot has received third party notices in a number of lawsuits regarding pollution of the Kishon River in Israel. These lawsuits have been filed by various claimants who claim harm by the polluted water of the river, including soldiers from various units in the Israeli Defense Forces who trained in the river, fishermen who fished in the river, the Haifa rowing club and industrial companies that use the river. Some of the lawsuits are claims for monetary damages (some of the claims are unlimited in amount; one is for approximately $6 million) and some are for injunctions against further pollution of the river. Gadot denies liability in all these claims and has filed statements of defense for each claim. Part of Gadot’s storage tank facility is leased from the Haifa port authority. In 2001 the port authority requested that Gadot participate in an offer to find a consultant to examine ground contamination in the area surrounding the facility.. Gadot has responded, denying the existence of ground contamination and, in any case, that it is the source of such contamination. Gadot believes that if there is contamination, its source is the contaminated waters of the Kishon River or the Mediterranean Sea.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At an annual meeting of shareholders called and convened on November 5, 2008, the following proposals were approved by the margins indicated below:

1.	Proposal to elect the nine directors listed below to the Board of Directors of Ampal to hold office for one-year terms and until their respective successors shall be elected and qualified:

	For	Withheld Authority

Yosef A. Maiman	44,907,717	605,573
Leo Malamud	44,863,879	649,411
Dr. Joseph Yerushalmi	44,920,563	592,727
Dr. Nimrod Novik	44,929,398	583,892
Yehuda Karni	45,338,292	174,998
Eitan Haber	45,340,781	172,509
Menahem Morag	45,339,881	173,409
Joseph Geva	45,328,037	185,253
Erez I. Meltzer	44,920,398	583,892

2.	Proposal to ratify the appointment of Kesselman & Kesselman, a member firm of PricewaterhouseCoopers International Limited, as the independent registered public accounting firm of Ampal for the fiscal year ending December 31, 2008.

For	Against	Abstained

45,347,246	130,441	35,603

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF CLASS A STOCK

        Ampal’s Class A Stock is listed on NASDAQ Global Market under the symbol “AMPL.” The following table sets forth the high and low bid prices for the Class A Stock, by quarterly period for the fiscal years 2008 and 2007, as reported by NASDAQ Global Market and representing inter-dealer quotations which do not include retail markups, markdowns or commissions for each period, and each calendar quarter during the periods indicated. Such prices do not necessarily represent actual transactions.

	High	Low

2008:
Fourth Quarter	3.24	0.50
Third Quarter	5.99	2.70
Second Quarter	7.09	4.30
First Quarter	7.71	5.54

2007:
Fourth Quarter	8.50	5.63
Third Quarter	6.27	4.95
Second Quarter	6.95	4.27
First Quarter	5.03	4.28

        As of February 23, 2009, there were approximately 1,258 record holders of Class A Stock.

        Ampal listed its Class A Stock on the TASE on August 6, 2006, and since then it has been a dual listed company.

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

        For equity compensation plan information required by Item 201(d) of Regulation S-K, please see “Item 12" below.

ISSUER PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

        Ampal’s Board of Directors approved a stock repurchase program, effective as of November 23, 2008. Under the program, Ampal is authorized to repurchase up to $20 million of its outstanding shares of its Class A Stock, from time to time depending on market conditions, share price and other factors. The repurchases may be made on the open market, in block trades or otherwise and may include derivative transactions. The program may be suspended or discontinued at any time. Ampal also adopted a Rule 10b5-1 trading plan, which allows Ampal to repurchase its Class A Stock in the open market during periods in which stock trading is otherwise prohibited to Ampal due to insider trading laws. The repurchase programs is funded using Ampal’s available cash and by possible future borrowings.

        During the fourth quarter of the fiscal year ended December 31, 2008, Ampal made the following stock repurchases pursuant to the stock repurchase program:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

Month #1 (October 1st to October 31st)	29,882 (2)	$3.008 (2)	-	-

Month #2 (November 1st to November 30th)	-	-	-	-

Month #3 (December 1st to December 31st)	1,366,415	$0.787	1,366,415	$18,900,000

Total	1,396,297	$0.835	1,366,415	$18,900,000

(1)	On November 24, 2008, Ampal announced that its Board of Directors approved a repurchase program, effective November 23, 2008, to repurchase up to $20 million of its Class A Stock.

(2)	These purchases were made by Merhav, an “affiliated purchaser” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, pursuant to a Rule 10b5-1 trading plan, which was terminated on October 7, 2008.

ITEM 6.	SELECTED FINANCIAL DATA

        The selected consolidated statement of operations data for the years ended December 31, 2006, 2007 and 2008 and consolidated balance sheet data as of December 31, 2007 and 2008 have been derived from our audited consolidated financial statements included in this Report. The selected consolidated statement of operations data for the years ended December 31, 2004 and 2005 and the selected consolidated balance sheet data as of December 31, 2004, 2005 and 2006 have been derived from our unaudited consolidated financial statements not included herein.

        This data should be read in conjunction with our consolidated financial statements and related notes included herein and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal year ended December 31,
	2008	2007	2006(3)(1)	2005(1)	2004(1)
				Unaudited	Unaudited
	(U.S. dollars in thousands, except per share data)

Revenues	$556,637	$37,797	$14,544	$21,519	$22,672

Loss from continuing operations	(16,711)	(13,578)	(6,027)	(5,916)	(18,502)
Income (loss) from discontinued operations, net of tax	-	21,344	(1,060)	(42)	(117)

Net income (loss)	$(16,711)	7,766	$(7,087)	$(5,958)	$(18,385)

Basic and diluted EPS(2):
Loss from continuing operations	$(0.29)	$(0.26)	$(0.35)	$(0.31)	$(0.94)
Income (loss) from discontinued operations, net of tax	$-	$0.42	$(0.05)	$-	$-

	(0.29)	0.16	(0.40)	(0.31)	(0.94)

Total assets	$935,917	$774,789	$401,683	$211,485	$304,947

Notes, loans and debentures payable	$596,456	$403,367	$104,163	$50,366	$120,796

(1)	Results have been restated for the discontinued operations of our real estate operations, which was sold in August 2007.

(2)	Computation for the years 2006, 2005 and 2004 is based on net income (loss) after deduction of preferred stock dividends (in thousands) of $2,438, $191 and $200, respectively for those years. On July 31, 2006, all of the preferred stock was converted into Class A Stock.

(3)	In 2006, the Company changed the method by which it accounts for share-based compensation by adopting SFAS 123R, which resulted in expenses of $1,365, $783 and $720 thousand for the years 2008, 2007 and 2006, respectively and impacted the EPS by $ (0.03), $(0.015) and $(0.03) respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

        For a description of significant developments during 2008, see “Item 1 – Business – Significant Developments during 2008.”

        Our results of operations are directly affected by the results of operations of our investee companies. A comparison of the financial statements from year to year must be considered in light of our acquisitions and dispositions during each period.

        The results of investee companies which are greater than 50% owned by us are included in the consolidated financial statements. We account for our holdings in investee companies over which we exercise significant influence, generally 20% to 50% owned companies (“affiliates”), under the equity method. Under the equity method, we recognize our proportionate share of such companies’ income or loss based on its percentage of direct and indirect equity interests in earnings or losses of those companies. The results of operations are affected by capital transactions of the affiliates. Thus, the issuance of shares by an affiliate at a price per share above our carrying value per share for such affiliate results in our recognizing income for the period in which such issuance is made, while the issuance of shares by such affiliate at a price per share that is below our carrying value per share for such affiliate results in our recognizing a loss for the period in which such issuance is made. We account for our holdings in investee companies, other than those described above, on the cost method or in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” In addition, we review investments accounted for under the cost method and those accounted for under the equity method periodically in order to determine whether to maintain the current carrying value or to write down some or all of the investment. For more information as to how we make these determinations, see “Critical Accounting Policies.”

        For those subsidiaries and affiliates whose functional currency is considered to be a currency other than the US dollar, assets and liabilities are translated at the rate of exchange at the end of the reporting period and revenues and expenses are translated at the average rates of exchange during the reporting period. Translation differences of those foreign companies’ financial statements are included in the cumulative translation adjustment account (reflected in accumulated other comprehensive loss) of shareholders’ equity. Should the exchange rate of those other currencies change against the U.S. dollar, cumulative translation adjustments are likely to be effected in the shareholders’ equity. As of December 31, 2008, the accumulated effect on shareholders’ equity was a decrease of approximately $1.3 million. Upon the disposition of an investment, the related cumulative translation adjustment balance will be recognized in determining gains or losses.

CRITICAL ACCOUNTING POLICIES

        The preparation of Ampal’s consolidated financial statements is in conformity with generally accepted accounting principles in the United States (“US GAAP”) which requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. Actual results may differ from these estimates. To facilitate the understanding of Ampal’s business activities, described below are certain Ampal accounting policies that are relatively more important to the portrayal of its financial condition and results of operations and that require management’s subjective judgments. Ampal bases its judgments on its experience and various other assumptions that it believes to be reasonable under the circumstances. Please refer to Note 1 to Ampal’s consolidated financial statements included in this Report for the fiscal year ended December 31, 2008 for a summary of all of Ampal’s significant accounting policies.

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

Investment in EMG and other cost basis investments

        The Company accounts for its 16.8% equity interest (includes 8.6% held by the Joint Venture) in EMG and a number of other investments on the basis of the cost method. EMG, which is one of the Company’s most significant holdings as of December 31, 2008, was acquired by Ampal and by a joint venture in which Ampal is a party in a series of transactions from Merhav, which is an entity controlled by one of the members of the Company’s controlling shareholder group. As a result, the transactions were accounted for as transfers of assets between entities under common control, which resulted in Merhav transferring the investment in EMG at carrying value. Due to the nature of Merhav’s operations, this entity would be treated as an investment company under US GAAP, and as such, the carrying value of the investment in EMG would equal fair value. As a result, the 16.8% investment in EMG was transferred at carrying value, which equals fair value. Application of the cost basis method requires the Company to periodically review these investments in order to determine whether to maintain the current carrying value or to write down some or all of the investment. While the Company uses some objective measurements in its review, such as the portfolio company’s liquidity, burn rate, termination of a substantial number of employees, achievement of milestones set forth in its business plan or projections and seeks to obtain relevant information from the company under review, the review process involves a number of judgments on the part of the Company’s management. These judgments include assessments of the likelihood of the company under review to obtain additional financing, to achieve future milestones, make sales and to compete effectively in its markets. In making these judgments the Company must also attempt to anticipate trends in the particular company’s industry as well as in the general economy. There can be no guarantee that the Company will be accurate in its assessments and judgments. To the extent that the Company is not correct in its conclusion it may decide to write down all or part of the particular investment.

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

        SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) 59, “Accounting for Noncurrent Marketable Equity Securities”, provides guidance on determining when an investment is other-than-temporarily impaired. Investments are reviewed quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In making this judgment, we evaluate, among other factors, the duration and extent to which the fair value of an investment is less than its cost; the financial health of the investee; and our intent and ability to hold the investment. Investments with an indicator are further evaluated to determine the likelihood of a significant adverse effect on the fair value and amount of the impairment as necessary. If market, industry and/or investee conditions deteriorate, we may incur future impairments.

Long- lived assets

        On January 1, 2002, Ampal adopted SFAS 144, “Accounting for the Impairment or Disposal of Long- Lived Assets.” SFAS 144 requires that long-lived assets, to be held and used by an entity, be reviewed for impairment and, if necessary, written down to the estimated fair values, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through undiscounted future cash flows.

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

Employee Stock-Based Compensation

        Prior to January 1, 2006, we accounted for employees’ share-based payment under the intrinsic value model in accordance with Accounting Principles Board Opinion No.25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. In accordance with Statement of Financial Accounting Standards No. 123 – “Accounting for Stock-Based Compensation” (“FAS 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, we disclosed pro forma information assuming we had accounted for employees’ share-based payments using the fair value-based method defined in FAS 123.

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

        We elected to adopt the modified prospective transition method, permitted by FAS 123(R). Under such transition method, FAS 123(R) was implemented as of the first quarter of 2006 with no restatement of prior periods. The valuation provisions of FAS 123(R) apply to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of January 1, 2006, is recognized over the remaining service period using the grant-date fair value of those awards as calculated for pro forma disclosure purposes under FAS123.

        The cumulative effect of our adoption of FAS 123(R), as of January 1, 2006, was not material.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS No. 157 – Fair Value Measurements

        In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Company). In February 2008, the FASB deferred for one additional year the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of the parts of SFAS 157 that became effective in 2008 did not have a material impact on the Company’s financial statements. The Company is currently evaluating the impact, if any, the adoption of the remaining parts of SFAS 157 will have on its financial statements.

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

SFAS No. 161 – Disclosures about Derivative Instruments and Hedging Activities

        In March 2008, FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (FAS 161). FAS 161 amends and expands the disclosure requirements of FAS 133 to clarify how and why companies use derivative instruments. In addition, FAS 161 requires more disclosures regarding how companies account for derivative instruments and the impact derivatives have on a company’s financial statements. This statement is effective for us beginning in 2009 and will only impact our disclosures. It will have no impact on our financial position, results of operations and cash flows.

SFAS No. 142-3 – Determination of the Useful Life of Intangible Assets

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

RESULTS OF OPERATIONS

Fiscal year ended December 31, 2008 compared to fiscal year ended December 31, 2007:

General

        The Company recorded a consolidated net loss of $16.7 million for the fiscal year ended December 31, 2008, as compared to a net income of $7.8 million for the same period in 2007. The decrease in earnings is primarily attributable to the gain on sale of discontinued operations in 2007, the increase in interest expense and increase in the Israeli consumer price index that the Company’s debentures (issued in 2008) are linked to.

        In 2008 the Company included the results of operations of Gadot, which was purchased in three parts, on December 3, 2007, June 3, 2008 and August 12, 2008. In 2007, the Company included the result of operations of Gadot for one month – December. Below is data of Gadot results of operations (in millions of dollar):

	2008	December 2007

Chemical income	$534.9	$28.5

Chemical expense	$497.6	$26.2

Marketing expense	$10.8	$0.7

Other expense (mainly general and administrative)	$21.7	$1.0

Interest expense	$7.8	$0.2

Net gain	$1.9	$2.8

        In the fiscal year ended December 31, 2008, the Company recorded $10.8 million of marketing expense, as compared to $0.7 million of marketing expense in the corresponding period in 2007. These expenses are attributable to Gadot, whose results of operation were consolidated for the first time in December 2007. Marketing expense is composed mainly of salary and commission expenses.

        In the fiscal year ended December 31, 2008, the Company recorded a $41.4 million of general, administrative and other expense, as compared to $14.7 million in the corresponding period in 2007. The increase is mainly due to consolidating Gadot for the first time in December 2007.

        In the fiscal year ended December 31, 2008, the Company recorded a $1.4 million of Minority interests in gain of subsidiaries, net, as compared to $1.6 million in the corresponding period in 2007. These losses are mainly attributable to translation gain in the notes issued to the partners in the Joint Venture, resulting from valuation of the New Israeli Shekel compared to the U.S. Dollar.

        In the fiscal year ended December 31, 2008, the Company recorded a $41.1million interest expense, as compared to a $10.1 million interest expense for the corresponding period in 2007. The increase in interest expense relates to the increase in notes payable which the Company received to finance the purchase of Gadot, issuance of the Company’s Series B debentures, increase in the Israeli consumer price index and the interest expense of Gadot which the Company included for the first time in December 2007.

        In the fiscal year ended December 31, 2008, the Company recorded a $13.2 million translation gain, as compared to a $3.1 million translation loss for the corresponding period in 2007. The increase in translation gain is related to a change in the valuation of the New Israeli Shekel as compared to the U.S. Dollar that mainly influenced the Company’s Series B debentures that were issued in April, 2008.

        In the fiscal year ended December 31, 2008, the Company recorded $1.3 million of net realized gain on investments, compared to $0.6 million of net realized gain in the same period in 2007. The net gain recorded in 2008 was primarily attributable to the sale of Hod Hasharon Limited Partnership ($0.8 million gain), the sale of certain assets by PSINet Europe, one of the holdings of one of Ampal’s investee companies Telecom Partners (“TP”) ($0.2 million gain), sale of certain assets by Ophir Holdings ($0.2 million gain) and the sale of certain assets by FIMI Opportunity Fund L.P (“FIMI”) ($0.1 million gain).

Result of Operations Analyzed by Segments

	2008	2007
	(U.S. dollars in thousands)

Revenues:
Chemicals	$535,424	$31,922
Energy	-	-
Finance	19,852	4,867
Real Estate	-	-
Leisure-Time	2,770	2,531
Intercompany adjustments	-	-

	558,046	39,320
Equity in earning of affiliates	(1,409)	(1,523)

Total	$556,637	$37,797

        In the fiscal year (i.e. twelve months of operation) ended December 31, 2008, the Company recorded $556.6 million in revenue which was comprised of $535.4 million in the Chemicals segment, due to the acquisition of Gadot in 2007 and 2008, $19.9 million in the Finance segment, $2.8 million in the Leisure-Time segment and a $1.4 million loss in equity, as compared to $37.8 million for the same period in 2007 which was comprised of $31.9 million in the Chemicals segment, $4.9 million in the Finance segment, $2.5 million in the Leisure-Time segment and a $1.5 million loss in equity. The increase in the Finance segment revenue is primarily related to the increase in realized and unrealized gains on marketable securities and interest income from deposits.

        All the Chemicals revenues are attributed to Gadot. Gadot’s revenues in the year ended December 31, 2008 increased by 49% as compared to the revenues in the year ended December 31, 2007. This increase is mainly attributed to the consolidation for the first time of a subsidiary of Gadot that Gadot purchased in 2008. If eliminating the contribution to revenues of such subsidiary, the revenues of Gadot in the year ended December 31, 2008 decreased by 26% as compared to the revenues in the year ended December 31, 2007. This increase in revenues is attributed to the winding-up of Chem –Tankers C.V., a 50% limited partnership, as of April 30, 2008, resulting in the distribution of the operating routes between the partners, previously presented as Equity earning of unconsolidated subsidiary, and to the increase in crude oil prices and its derivatives in the petrochemical industry.

	2008	2007
	(U.S. dollars in thousands)

Expenses:
Chemicals	$540,424	$27,788
Energy	-	-
Finance	35,294	25,216
Real Estate	-	-
Leisure-Time	2,756	2,420

Total	$578,474	$55,424

        In the fiscal year (i.e. twelve months of operation) ended December 31, 2008, the Company recorded $578.5 million in expenses which was comprised of $540.4 million in the Chemicals segment, due to the acquisition of Gadot in 2007 and 2008, $35.3 million in the Finance segment and $2.8 million in the Leisure-Time segment, as compared to $55.4 million expense for the same period in 2007 which was comprised of $27.8 million in the Chemicals segment, $25.2 million in the Finance segment and $2.4 million in the Leisure-Time segment. The increase in expenses in the Finance segment is primarily attributable to the increase in interest expense related to the notes issued to institutional investors in Israel and loans payable received from Israel Discount Bank Ltd..

        All the Chemicals expenses are attributed to Gadot. Gadot’s expenses in the year ended December 31, 2008 increased by 51% as compared to the expenses in the year ended December 31, 2007. This increase is mainly attributed to the consolidation for the first time of a subsidiary of Gadot that Gadot purchased in the year ended December 31, 2008. If eliminating the contribution to expenses of such subsidiary, the expenses of Gadot in the year ended December 31, 2008 increased by 26% as compared to the expenses in the year ended December 31, 2007. This increase in expenses is attributed to winding-up of Chem –Tankers C.V., a 50% limited partnership, as of April 30, 2008, a 50%limited partnership resulting in the distribution of the operating routes between the partners, previously presented as Equity earning of unconsolidated subsidiary, and to the increase in crude oil prices and its derivatives in the petrochemical industry.

Fiscal year ended December 31, 2007 compared to fiscal year ended December 31, 2006:

General

        The Company recorded a consolidated net income of $7.8 million for the fiscal year ended December 31, 2007, as compared to a net loss of $7.1 million for the same period in 2006. The increase in earnings is primarily attributable to the gain on sale of discontinued operations, increase in interest income and including Gadot’s operation for the month of December 2007 for the year ended December 31, 2007, as compared to the same period in 2006. This increase in earnings was partially offset by decrease in net realized gains from investments, losses from affiliates, decrease in marketable securities gain, increase in gain from sale of fixed assets, increase from impairment of investment and increase in interest expenses and translation loss.

        On December 3, 2007, the Company completed the purchase of a 65.5% controlling interest (63.66% on a fully diluted basis) in Gadot. The results of operations of Gadot were included in the consolidated financial statements of the Company commencing November 30, 2007. The Company believes that the results of operations of Gadot will have an impact on its results in future periods.

        Gadot’s revenues for the one month, which were included in our results of operations for the year ended December 31, 2007, were approximately $31.9 million and its net income was approximately $2.8 million ($1.8 million net of Minority).

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

        Income from equity of affiliates decreased to a net loss of $1.5 million for the fiscal year ended December 31, 2007, compared to a net gain of $1.6 million for the same period in 2006. The decrease is primarily attributable to the sale of Coral World International Limited (“CWI”) in June 2006, which had recorded a gain of $1.6 million in 2006, the increase in losses from Bay-Heart which recorded a loss of $1.5 million in 2007 compared to $0.7 million in 2006, the sale of Carmel in May 2007, which recorded earnings of $0.1 million in 2007, compared to earnings of $0.5 million in 2006 and loss from Chem-Tankers C.V. a 50% partnership held by Gadot.

        In the fiscal year ended December 31, 2007, the Company recorded $0.6 million of net realized gain on investments, as compared to $4.4 million of net realized gain in the same period in 2006. On May 21, 2007, the company sold all of its investment in Carmel Containers Ltd. (“Carmel”) for $4.6 million. No gain was recorded relating to the sale of Carmel since an impairment was recorded during the first quarter of 2007. The additional sale of certain assets by FIMI Opportunity Fund L.P (“FIMI”) contributed most of the gain in 2007 ($0.5 million gain). The net gain recorded in 2006 was primarily attributable to the sale of CWI ($4.2 million gain), additional proceeds from the sale of Modem Art Ltd. (“Modem Art”) ($0.6 million gain), the sale of certain assets by PSINet Europe, one of the holdings of one of Ampal’s investee companies, Telecom Partners (“TP”) ($0.4 million gain) and the sale of certain assets by FIMI ($0.2 million gain). These gains were offset partially by a loss from the sale of Ophir Holdings Ltd. (“Ophir”) ($1.0 million loss).

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

        In the fiscal year ended December 31, 2007, the Company recorded $10.1 million of interest expense, compared to $4.3 million for the same period in 2006. The increase in interest expense is primarily attributable to the notes issued to institutional investors in Israel, a loan payable at the amount $60.7 million received from Israel Discount Bank Ltd. and the convertible promissory note (the “Convertible Promissory Note”) issued to Merhav, which were issued in November and December 2006, respectively. On September 20, 2007, Merhav exercised its option to convert the outstanding balance of $20.8 million (which includes accrued interest of $0.8 million) on the Convertible Promissory Note into 4,476,389 shares of Class A Stock of the Company.

        In the fiscal year ended December 31, 2007, the Company recorded a $3.1 million translation loss, as compared to a $1.3 million translation gain for the same period in 2006. The increase in translation loss is related to a change in the valuation of the New Israeli Shekel as compared to the U.S. dollar.

        The management of the Company currently believes that inflation has not had a material impact on the Company’s operations.

Result of Operations Analyzed by Segments

	2007	2006
	(U.S. dollars in thousands)

Revenues:
Chemicals	$31,922	$-
Energy	-	-
Finance	4,867	4,203
Real Estate	-	2,423
Leisure-Time	2,531	6,317
Intercompany adjustments	-	(9)

	39,320	12,934
Equity in earning of affiliates	(1,523)	1,610

Total	$37,797	$14,544

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

	2007	2006
	(U.S. dollars in thousands)

Expenses:
Chemicals	$27,788	$-
Energy	-	-
Finance	25,216	15,723
Real Estate	-	272
Leisure-Time	2,420	1,913

Total	$55,424	$17,908

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

SELECTED QUARTERLY FINANCIAL DATA

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(U.S. dollars in thousands, except per share data)
	Unaudited

Fiscal Year Ended December 31, 2008
Revenues	$128,729	$153,904	$143,937	$130,067
Net interest expense	3,777	8,998	16,864	6,982
Net (loss) income	(10,275)	(17,370)	(12,642)	23,576
Basic EPS:
Earnings (Loss) per Class A share	(0.18)	(0.3)	(0.22)	0.41

Diluted EPS:
Earnings (Loss) per Class A share	(0.18)	(0.3)	(0.22)	0.39

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(U.S. dollars in thousands, except per share data)
	Unaudited

Fiscal Year Ended December 31, 2007
Revenues	$1,089	$684	$872	$35,152
Net interest expense	1,398	1,908	2,926	(64)
Income (loss) from continuing operations	(4,367)	(3,598)	(9,850)	4,237
Income (loss) from discontinued operations, net of tax	(682)	435	21,737	(146)

Net (loss) income	(5,049)	(3,163)	11,887	4,091
Basic EPS:
Loss from continuing operations	(0.10)	(0.07)	(0.19)	0.08
Discontinued operations	(0.01)	0.01	0.41	-

Earnings (Loss) per Class A share	(0.11)	0.06	0.22	0.08
Diluted EPS:
Loss from continuing operations	(0.1)	(0.07)	(0.19)	0.08
Discontinued operations	(0.01)	0.01	0.41	-
Earnings (Loss) per Class A share	(0.11)	0.06	0.22	0.08

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

        On December 31, 2008, cash, cash equivalents and marketable securities were $121.6 million, as compared with $66.7 million at December 31, 2007. The increase is attributable to the issuance of the Company’s Series B debentures and partly offset by purchasing an additional interest in Gadot.

        As of December 31, 2008, the Company had $52.9 million of marketable securities as compared to $22.5 million in 2007. The increase is attributable to the purchasing of marketable securities with part of the proceeds from the issuance of the Company’s Series B debentures and due to consolidating Gadot for the first time in 2008.

        The Company may also receive cash from operations and investing activities and amounts available under credit facilities, as described below. The Company believes that these sources are sufficient to fund the current requirements of operations, capital expenditures, investing activities and other financial commitments of the Company for the next 12 months. However, to the extent that contingencies and payment obligations described below and in other parts of this Report require the Company to make unanticipated payments, the Company would need use its cash. The Company may need to draw upon other sources of cash, which may include additional borrowing, refinancing of its existing indebtedness or liquidating other assets, the value of which may also decline.

        In addition, Ampal’s interest in Gadot has been pledged and cash equal to $2.7 million has been placed as a compensating balance for various loans provided to the Company and would therefore be unavailable if the Company wished to pledge them in order to provide an additional source of cash.

        Cash flows from operating activities

        Net cash used in operating activities totaled approximately $.1.0 million for the fiscal year ended December 31, 2008, as compared to approximately $23.7 million used by operating activities at the same period in 2007. The decrease in cash used in operating activities is primarily attributable to (i) the $2.1 million of net proceeds from the sale of marketable securities ($2.2 million proceeds offset by $0.1 million investment) as compared to $5.8million of net investment from the sale of marketable securities ($23.8 million investment offset by $18.0 million proceeds) in the same period of 2007, and (ii) the receipt of a $4.6 million dividends from affiliates for the fiscal year ended December 31, 2008, as compared to approximately $0.2 million at the same period in 2007.

        Cash flows from investing activities

        Net cash used in investing activities totaled approximately $171.2 million for the fiscal year ended December 31, 2008, as compared to approximately $149.7 million used in investing activities for the same period in 2007. The increase in net cash used in investment activities is primarily attributable to an increase in deposits of $44.6 million, $41.2 million for capital improvements, $47.7 million for the purchase of marketable securities that are available for sale and $34.9 million for decreased consideration from sale of investments. The increase in net cash was offset by a $128.4 million decrease in investment amounts in our investee companies (Gadot, Bay Heart and GWE), $12.7 million proceeds from sale of available for sale securities and a $6 million increase in the amounts returned from deposits.

        Cash flows from financing activities

        Net cash provided by financing activities was approximately $195.6 million for the fiscal year ended December 31, 2008, as compared to approximately $179.7 million of net cash provided by financing activities for the same period in 2007. The increase in net cash provided by financing activities is primarily attributable to $166.9 million from the Series B Debentures issued in Israel, $17.1 million increase in loans received (which were set off from $28.0 million increase in loan repayment), $95.4 million received from a partnership during 2007, $18.0 million received from the exercise of options during 2007 and $23.7 million for the repurchase of shares and debentures of the Company during 2008.

        Investments

        On December 31, 2008, the aggregate fair value of trading and available-for-sale securities were approximately $52.9 million, as compared to $22.4 million at December 31, 2007. The increase in 2008 is mainly attributable to the purchase of Gadot and to the tradable securities held by Gadot.

a)	In 2008, the Company made the following investments:

1.	On June 3, 2008, Ampal completed its acquisition of an additional 14.98% of the outstanding ordinary shares (14.71% on a fully diluted basis) of Gadot through its wholly owned subsidiary MAE. The total consideration was $17.7 million. The consideration was financed with Ampal’s own resources and with borrowings in the amount of $11.4 million.

On August 12, 2008, Ampal completed its acquisition of an additional 20.6% of the outstanding ordinary shares and 66.76% of the outstanding convertible debentures of Gadot and now indirectly holds 100% of the outstanding ordinary shares (99.99% on a fully diluted basis) of Gadot through MAE. The total consideration was $23.3 million. The consideration was financed with Ampal’s own resources and with borrowings in the amount of $15.4 million.

These transactions follow the acquisition by Ampal of a 65.5% controlling interest (63.66% on a fully diluted basis) in Gadot on December 3, 2007.

As result of these transactions, Gadot is now a wholly owned subsidiary of the Company and its shares and debentures have been delisted from the TASE.

2.	Option Agreement for Sugarcane Ethanol Project in Colombia

On May 29, 2008, Ampal loaned Merhav $10 million, in addition to the currently outstanding $10 million that were loaned on December 25, 2007, to fund the Project in Colombia being developed by Merhav. The additional loan was made pursuant to the Promissory Note, by Merhav in favor of Ampal. The Promissory Note was given in connection with the Original Option Agreement, with Merhav providing Ampal with the Option to acquire up to a 35% equity interest in the Project. The loan will be convertible into all or a portion of the equity interest purchased pursuant to the Original Option Agreement.

On December 25, 2008, Ampal entered the Option Amendment to the Original Option Agreement. Under the Original Option Agreement, the Option expired on the earlier of December 25, 2008 or the Financing Date. The Option Amendment extends the expiration of the Option to the earlier of December 31, 2009 or the Financing Date.

The Option Amendment also provides that in determining the price to be paid by Ampal for shares pursuant to the option under the Valuation Model, the parties have agreed to review the discount rate set forth in the Valuation Model to determine whether the discount rate should be increased, provided, however, that the purchase price shall not exceed the amount Ampal would have paid without giving effect to the Option Amendment. The maximum purchase price for any interest in the Project purchased by Ampal pursuant to the option would be (A) with respect to any portion of such interest being purchased by conversion of the outstanding balance of the Amended Promissory Note referred to below, the lesser of (i) a price based on the Valuation Model as updated from time to time to reflect changes in project, financing and other similar costs as such updates are reviewed by Houlihan Lokey Howard & Zukin at the time of the Option’s exercise or (ii) the lowest price paid by any unaffiliated third party for an interest in the Project, or (B) with respect to any portion of such interest in the Project being purchased in excess of the balance of the Amended Promissory Note, the lowest price paid by an unaffiliated third party for its interest in the Project, unless no unaffiliated third party has purchased an interest in the Project, in which case the purchase price will be based on the Valuation Model.

In consideration for Merhav entering into the Option Amendment, Ampal agreed to certain amendments to the Promissory Note reflected the Amended Promissory Note, dated December 25, 2008. The Amended Promissory Note provides for (i) an increase in the annual interest rate from LIBOR plus 2.25% to LIBOR plus 3.25% and (ii) an extension of the maturity date of the Promissory Note to December 31, 2009. As a condition to amending and restating the Promissory Note, Ampal received a personal guaranty dated as of December 25, 2008, from Yosef A. Maiman personally guaranteeing the obligations of Merhav under the Amended Promissory Note.

The loan continues to be secured by Merhav’s pledge to Ampal, pursuant to a Pledge Agreement dated December 25, 2007, between Merhav and Ampal, of all of the shares of Ampal’s Class A Common Stock, par value $1.00 per share, owned by Merhav.

Yosef A. Maiman, the Chairman, President and CEO of Ampal and a member of the controlling shareholders group of Ampal, is the sole owner of Merhav. Because of the foregoing relationship, a special committee of the Board of Directors composed of Ampal’s independent directors negotiated and approved the transaction.

3.	Additional investment of $2.1 million in GWE.

4.	A loan to Bay Heart of $8.6 million, for a shopping mall in Haifa, Israel.

5.	On September 22, 2008, Gadot purchased from Milchen Communications Ltd. (“Milchen”) a segment of its business engaged in operating a sales agency in Israel representing well-known manufacturers, selling a wide range of products, including chemicals and polymers and other materials for the printing and press industry. Gadot purchased this segment of activity for approximately $1.3 million, out of which approximately $0.4 million were paid for material inventory and approximately $0.9 million for goodwill.

b)	In 2008, Ampal made the following dispositions:

1.	During 2008, the Company received proceeds in the total amount of $0.2 million from the sales of certain investments by FIMI.

2.	On March 2008, the Company received $0.3 million from the sale of certain assets by PSINet Europe, one of the holdings of TP.

3.	On August 7, 2008, the Company signed an agreement for the sale of its 50% holdings of Country Club Hod Hasharon Sport Center for a consideration of 1.9 million.

4.	During 2008, the Company received $0.6 million from the sale of certain assets by Ophir Holdigns Ltd.

        Debt

        Notes issued to institutional investors in Israel and other loans payable pursuant to bank borrowings are either in U.S. dollars, linked to the Consumer Price Index in Israel or in unlinked New Israel Shekels, with interest rates varying depending upon their linkage provision and mature between 2009-2019.

        The Company finances its general operations and other financial commitments through bank loans from Bank Hapoalim, Union Bank of Israel and Israel Discount Bank Ltd. As of December 31, 2008, the outstanding indebtedness under these bank loans totaled $379.7 million and the loans mature through 2009-2019.

        On April 29, 2008, Ampal completed a public offering in Israel of NIS 577.8 million (approximately $166.8 million) aggregate principal amount of Series B debentures due 2017. The debentures are linked to the Israeli consumer price index and carry an annual interest rate of 6.6%. The debentures rank pari passu with Ampal’s unsecured indebtedness. The debentures will be repaid in five equal annual installments commencing on January 31, 2012, and the interest will be paid semi-annually. As of December 31, 2008, the outstanding debt under the debentures amounts to $138.7 million, due to the change in valuation of the New Israeli Shekel as compared to the U.S. dollar. Ampal deposited an amount of $44.6 million with Clal Finance Trusties 2007 Ltd. in accordance with a trust agreement dated April 6, 2008, to secure the first four years worth of payments of interest on the debentures. As of December 31, 2008, the outstanding amount of the deposit was $35.8 million. The debt offering was made solely to certain non-U.S. institutional investors in accordance with Regulation S under the U.S. Securities Act of 1933, as amended. The notes have not been and will not be registered under the U.S. securities laws, or any state securities laws, and may not be offered or sold in the United States or to United States persons without registration unless an exemption from such registration is available.

        On March 27, 2008, Midroog rated the Series B debentures as A2 and also raised the rating of Ampal’s Series A debentures to A2. On September 15, 2008, Midroog reduced the rating on the Series A and Series B debentures to A3. For further information, see “Significant Developments During 2008 – East Mediterranean Gas Company.”

        Ampal funded the Gadot transaction with a combination of available cash and the proceeds of the Credit Facility, dated November 29, 2007, between MAE and the Lender, for approximately $60.7 million, which amount was increased, on the same terms and conditions, on June 3, 2008 by approximately $11.3 million in order to fund the second stage of the transaction and on September 23, 2008 by approximately $15.4 million in order to fund the third stage of the transaction. The Credit Facility is divided into two equal loans of approximately $43.7 million. The first loan is a revolving loan that has no principal payments and may be repaid in full or in part on December 31 of each year until 2019, when a single balloon payment will become due. The second loan also matures in 2019, has no principal payments for the first one and a half years, and shall thereafter be paid in equal installments over the remaining ten years of the term. Interest on both loans accrues at a floating rate equal to LIBOR plus a percentage spread and is payable on a current basis. Ampal has guaranteed all the obligations of MAE under the Credit Facility and Ampal’s interest in Gadot has also been pledged to the Lender as a security for the Credit Facility.  Yosef Maiman has agreed with the Lender to maintain ownership of a certain amount of the Company’s Class A Common Stock. The Credit Facility contains customary affirmative and negative covenants for credit facilities of this type.

        As of December 31, 2008, the Company has a $8.3 million loan with Union Bank of Israel that bears interest at the rate of LIBOR plus 2% to be repaid in six annual installments commencing on April 2, 2008 and various other loans with Union Bank of Israel in the aggregate amount of $7.5 million bearing interest at rates between 4.7% and 5.25% to be repaid until 2009. The loan agreement contains financial and other covenants.

        As of December 31, 2008, the Company has a $18.0 million loan with Bank Hapoalim as part of a $27.0 million dollar loan facility. The funds borrowed under the loan facility are due in nine annual installments commencing on December 31, 2007 and bear interest at an annual rate of LIBOR plus 2%. The related loan agreement contains financial and other covenants including an acceleration of payment upon the occurrence of certain changes in the ownership of the Company’s Class A Stock. As of December 31, 2008, The Company is in compliance with its debt covenants after receiving a certain waiver from the bank valid through the end of 2009.

        On November 20, 2006, the Company entered into a trust agreement with Hermetic Trust (1975) Ltd. pursuant to which the Company issued Series A debentures to institutional investors in Israel in the principal aggregate amount of NIS 250.0 million (approximately $58.0 million) with an interest rate of 5.75%, which is linked to the Israeli consumer price index. The notes shall rank pari passu with our unsecured indebtedness. The notes will be repaid in five equal annual installments commencing on November 20, 2011, and the interest will be paid semi-annually. As of December 31, 2008, the outstanding debt under the notes amounts to $69.0 million, due to the change in valuation of the New Israeli Shekel as compared to the U.S. dollar. The Company deposited an amount of $10,207,000 with Hermetic Trust (1975) Ltd. to secure the first three years worth of payments of interest on the debentures. As of December 31, 2008, the outstanding amount of the deposit was $3.8 million.

        The Company has a short term loan from Bank Hapoalim in the amount of $3.5 million; bearing interest of 5.8%, to be repaid by December 31, 2009.

        Other long term borrowings in the amount of $0.2 million are linked to the Consumer Price Index in Israel, mature between 2009 and 2010 and bear annual interest of 5.7%.

        As of December 31, 2008, Gadot had $112 thousand outstanding under its convertible debentures. Gadot’s debentures were listed on the TASE in December 2003, are linked to the Consumer Price Index in Israel, bear annual interest at the rate of 6.5%, and are repayable at December 5, 2009. The debentures are convertible into ordinary shares of Gadot, each incremental amount of NIS 3.53 of outstanding debentures (linked to the Consumer Price Index in Israel) is convertible into one ordinary share of Gadot of NIS 0.1 par value, subject to adjustments.

        As of December 31, 2008, Gadot had $11.4 million outstanding under its other debentures. These debentures are not convertible into shares and are repayable in five equal annual installments on September 15, of each of the years 2008 through 2012. The unsettled balance of the principal of the debentures bears annual interest at the rate of 5.3%. The principal and interest of the debentures are linked to the Consumer Price Index in Israel and the interest is payable in semi-annual installments on March 15 and September 15 of each of the years 2006 through 2012.

        As of December 31, 2008, Gadot, a wholly owned subsidiary of Ampal, has short term loans, including current maturities, payable in the amount of $95.9 million and long term loans payable in the amount of $62.2 million. The various short term loans payable are either unlinked or linked to the USD or Euro and bear interest at rates between 3% to 7%. The various long term loans payable are either unlinked or linked to the Consumer Price Index in Israel or linked to the USD or Euro and bear interest at rates between 4.4% to 11.38% (the 11.38% relates to a loan in the amount of $34 thousand). The loans agreements contains financial and other covenants.

        The weighted average interest rates and the balances of these short-term borrowings at December 31, 2008 and December 31, 2007 were 5.1% on $157.2 million and 6.3% on $136.6 million, respectively.

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3-5 years	More than 5 years

Long-Term Debt	$222,499	$-	$156,744	$20,977	$44,778
Debentures	$216,724	$-	$19,885	$86,044	$110,795
Convertible Debentures	$-	$-	$-	$-	$-
Short-Term Debt	$157,233	$157,233	$-	$-	$-
Expected interest payment (3)	$107,718	$25,159	$36,764	$26,588	$19,207
Capital Call Obligation (1)	$2,800	$2,800	$-	$-	$-
Operating Lease Obligation (2)	$199,891	$37,450	$64,668	$24,159	$73,548
Capital Lease Obligation	$-	$-	$-	$-	$-
Vessels Purchase Obligations	$64,774	$37,415	$27,359	$-	$-
Other Long-Term Liabilities Reflected on the Company's
Balance Sheet Under GAAP
Total	$971,573	$260,056	$305,420	$157,768	$248,328

(1)	See Note 20(i) to Ampal’s consolidated financial statements included in this Report for the fiscal year ended December 31, 2008.

(2)	See Note 20 to Ampal’s consolidated financial statements included in this Report for the fiscal year ended December 31, 2008.

(3)	In calculating estimated interest payments on outstanding debt obligations, the Company assumed an exchange rate as at December 31, 2008 of NIS 3.802 to 1 U.S. dollar.

        As of December 31, 2008, the Company had issued guarantees on certain outstanding loans to its investees and subsidiaries in the aggregate principal amount of $67.4 million. This includes:

1.	$8.1 million guarantee on indebtedness incurred by Bay Heart in connection with the development of its property. Bay Heart recorded losses in 2008. There can be no guarantee that Bay Heart will become profitable or that it will generate sufficient cash to repay its outstanding indebtedness without relying on the Company’s guarantee.

2.	$1.1 million guarantee to Galha as described in Item 3 of this Report.

3.	$58.2 million guarantees issued by Gadot for outstanding loans.

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

        As of December 31, 2008, the Company had open foreign currency forward exchange contracts to purchase U.S. dollars and sell Euros in the amount of $1.6 million, to purchase Euro and sell U.S. dollars in the amount of $2.2 million, to purchase U.S. dollars and sell NIS in the amount of $5.0 million and to purchase NIS and sell U.S. dollars in the amount of $5.0 million.

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

        As of December 31, 2008, the value of the currency SWAP resulted in a $4.2 million decrease in other assets and a corresponding increase in interest expense.

CHANGES IN SHAREHOLDERS EQUITY

        During the fourth quarter of the fiscal year ended December 31, 2008, the Company repurchased 1,366,415 class A stocks at the average price of $0.787 per share which was recorded as treasury stocks. The repurchases were pursuant to the stock repurchase program which was approved on Ampal’s Board of Directors, effective as of November 23, 2008.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS AND SENSITIVITY ANALYSIS

        The Company is exposed to various market risks, including changes in interest rates, foreign currency exchange rates and equity price changes. The following analysis presents the hypothetical loss in earnings, cash flows and fair values of the financial instruments which were held by the Company at December 31, 2008, and are sensitive to the above market risks.

During the fiscal year ended December 31, 2008, there have been no material changes in the market risk exposures facing the Company as compared to those the Company faced in the fiscal year ended December 31, 2007, other than exposure to the Euro exchange rate due to the Company’s acquisition of Gadot and the consumer price index due to the issuance of Series B debentures.

Interest Rate Risks

        At December 31, 2008, the Company had financial assets totaling $113.1 million and financial liabilities totaling $596.6 million. For fixed rate financial instruments, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate financial instruments, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

        At December 31, 2008, the Company did not have fixed rate financial assets and had variable rate financial assets of $113.1 million. A ten percent decrease in interest rates would not increase the unrealized fair value of the fixed rate assets.

        At December 31, 2008, the Company had fixed rate debt of $337.6 million and variable rate debt of $259.0 million. A ten percent decrease in interest rates would increase the unrealized fair value of the financial debts in the form of the fixed rate debt by approximately $3.9 million.

        The net decrease in earnings and cash flow for the next year resulting from a ten percent interest rate increase would be approximately $1.4 million, holding other variables constant.

Foreign Currency Exchange Rate Sensitivity Analysis

        The Company’s exchange rate exposure on its financial instruments results from its investments and ongoing operations. As of December 31, 2008, the Company had open foreign currency forward exchange contracts to purchase U.S. dollars and sell Euros in the amount of $1.6 million, to purchase Euro and sell U.S. dollars in the amount of $2.2 million, to purchase U.S. dollars and sell NIS in the amount of $5.0 million and to purchase NIS and sell U.S. dollars in the amount of $5.0 million. Holding other variables constant, if there were a ten percent devaluation of the foreign currency, the Company’s cumulative translation loss reflected in the Company’s accumulated other comprehensive loss would increase by $2.6million, and regarding the statements of operations a ten percent devaluation of the U.S. Dollar exchange rate would be reflected in a net increase in earnings and cash flow would be $27.2 million, and a ten percent devaluation of the Euro exchange rate would be reflected in a net increase in earnings and cash flow would be $1.3 million.

Equity Price Risk

The Company’s investments at December 31, 2008 included trading marketable securities which are recorded at a fair value of $4.4 million, including a net unrealized gain of $0.2 million, and $48.5 million of trading securities that are classified as available for sale, including a net unrealized loss of $2.1 million. Those securities have exposure to equity price risk. The estimated potential loss in fair value resulting from a hypothetical ten percent decrease in prices quoted on stock exchanges is approximately $5.3 million. There will be no impact on cash flow resulting from a hypothetical ten percent decrease in prices quoted on stock exchanges.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages 1 through 36 of the financial statements attached to this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control Over Financial Reporting

        The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). The Company’s management with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

Attestation Report of the Registered Public Accounting Firm

        Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by Kessleman & Kesselman, a member of PricewaterhouseCoopers International Limited, an independent registered public accounting firm, as stated in their report attached hereto.

Changes in Internal Control Over Financial Reporting

        There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

MANAGEMENT

        The following table sets forth certain information regarding Ampal’s directors and executive officers as of February 23, 2009:

Name	Position

Yosef A. Maiman	President, Chief Executive Officer, Chairman of the Board of Directors
Leo Malamud(1)	Director
Dr. Joseph Yerushalmi(1)	Director
Dr. Nimrod Novik	Director
Yehuda Karni(1)(2)(3)(4)	Independent Director
Eitan Haber	Director
Menahem Morag(2)(3)(4)	Independent Director
Joseph Geva	Director
Erez I. Meltzer	Director
Daniel Vaknin(2)(3)(4)	Independent Director
Irit Eluz	CFO, Senior Vice President - Finance and Treasurer
Yoram Firon	Vice President-Investments and Corporate Affairs and Secretary
Amit Mantsur	Vice President-Investments
Zahi Ben-Atav	Vice President - Accounting and Controller

        The numbers listed below, which follow the names of some of the foregoing directors, designate committee membership:

(1)	Member of the Executive Committee of the Board which meets as necessary between regularly scheduled Board meetings and, consistent with certain statutory limitations, exercises all the authority of the Board.

(2)	Member of the Audit Committee of the Board which reviews functions of the outside auditors, auditors’ fees and related matters. Mr. Karni is the Chairman of the Audit Committee of the Board.

(3)	Member of the Stock Option and Compensation Committee of the Board.

(4)	Member of the Special Committee of the Board.

        There are no family relationship between any of Ampal’s directors and executive officers.

        In 2008, the Board met 5 times and acted 9 times by written consent; the Executive Committee did not meet or act by written consent; and the Audit Committee met 5 times and did not act by written consent. The Stock Option and Compensation Committee met 1 time and acted once by written consent. The Special Committee met 5 times and did not act by written consent. All directors attended more than 75% of the aggregate of (1) the total number of Board meetings held during the period in 2008 for which such individual was a director and (2) the total number of meetings held by all committees of the Board on which such individual served in 2008 (during the period of such service). Each director of the Board is elected for a one year term and serves until his or her successor is duly elected and qualified.

        The following sets forth the ages of all of the above-mentioned directors and executive officers, all positions and offices with Ampal or its subsidiaries held by each director and officer and principal occupations during the last five years.

        YOSEF A. MAIMAN, 63, has been the Chairman of the Board of Ampal since April 25, 2002 and President and Chief Executive Officer of Ampal since October 1, 2006. Mr. Maiman has been President and Chief Executive Officer of Merhav, one of the largest international project development companies based in Israel, since it’s founding in 1975. Mr. Maiman is the Chairman of the Board of Directors of Gadot. Mr. Maiman is also the Chairman of the Board of Directors of Channel 10 Ltd. (“Channel 10”), a commercial television station in Israel, a director of Eltek, Ltd. (“Eltek”), a developer and manufacturer of printed circuit boards and Honorary Consul to Israel from Peru. Mr. Maiman is also a member of the Board of Trustees of the Tel Aviv University, Chairman of the Israeli Board of the Jaffee Center for Strategic Studies at Tel Aviv University, a member of the Board of Governors of Ben Gurion University, and the Chairman of the Board of Trustees of the International Policy Institute for Counter Terrorism.

        LEO MALAMUD, 56, has been a director of Ampal since March 6, 2002. Since 1995, Mr. Malamud has served as Senior Vice President of Merhav Mr. Malamud is also a director of Gadot, a wholly owned subsidiary of Ampal, Channel 10, 10 News Ltd. and Nana 10 Ltd.

        Dr. JOSEPH YERUSHALMI, 70, has been a director of Ampal since August 16, 2002. Since 1995, Dr. Yerushalmi has served as Senior Vice President – Head of Energy and Infrastructure Projects of Merhav M.N.F. Ltd. Dr. Yerushalmi is also a Director of Gadot, a wholly owned subsidiary of Ampal.

        Dr. NIMROD NOVIK, 63, has been a director of Ampal since September 19, 2006. Since 1995, Dr. Novik has served as Senior Vice President of Merhav, responsible for Middle East projects (including the MIDOR petroleum refinery in Egypt and the EMG project for the export of Egyptian natural gas to Israel) as well as for corporate, media and government relations. Mr. Novik is also a Director of EMG and Channel 10 News Ltd. Mr. Novik is an advisor to the Israeli National Security Council as well as to several members of the Israeli cabinet, and a former Special Ambassador of the State of Israel as well as Chief Advisor on Foreign Policy to Israel’s Prime Minister and Minister of Foreign Affairs.

        YEHUDA KARNI, 79, has been a director of Ampal since August 16, 2002. From 1961 to 2000, Mr. Karni was a senior partner in the law firm of Firon Karni Sarov & Firon.

        EITAN HABER, 69, has been a director of Ampal since August 16, 2002. From July 1992 to November 1995, Mr. Haber was the Head of Bureau for the former Prime Minister of Israel, Yitzhak Rabin. Since 2001, Mr. Haber has served as Chief Executive Officer of Kavim Ltd. Since 1996, Mr. Haber has served as President and Chief Executive Officer of Geopol Ltd. Mr. Haber is also a Director of Africa Israel Ltd. and of “Israel Experience Co.”

        MENAHEM MORAG, 57, has been a director of Ampal since January 27, 2004. From 1996 to 1999, Mr. Morag was the Head of Finance and Budget at the Israeli Prime Minister’s office in Tel Aviv. From 1999 to 2001, Mr. Morag was the Controller and Ombudsman at the Israeli Prime Minister’s office in Tel Aviv. From 2001 to 2003, Mr. Morag was the Head of Human Resources Department at the Israeli Prime Minister’s office in Tel Aviv. From 2003 to 2006, Mr. Morag served as the Head of the Council of the Pensioners Association of the Israeli Prime Minister’s office in Tel Aviv. From 2004 to 2006, Mr. Morag was a Director of Palram Industries, and from 2005 to 2006, he was the Chief Executive Officer of Keren-Shemesh Foundation for the Encouragement of Young Entrepreneurs. Since 2006 Mr. Morag serves as a Deputy General Manager – Head of Resources Division of Union Bank of Israel Ltd. and as a Director in several of the subsidiaries of Union Bank of Israel Ltd.

        JOSEPH GEVA , 58, has been a director of Ampal since November 5, 2008. Since January 2001, Mr. Geva has been the Chief Executive Officer of Milchan Group Israel. Since 2005, Mr. Geva has served as a Director of Channel 10. Since 2007, Mr. Geva has been Co-Manager at a new energy project in Israel for producing electricity in Pumped Storage Station at the Gilboa Mountain in Israel.

        EREZ I. MELTZER, 51, has been a director of Ampal since November 5, 2008. Since November 2008, Mr. Meltzer has served as Chief Executive Officer of Gadot, a wholly owned subsidiary of Ampal. Mr. Meltzer also serves as a Director and Executive Vice Chairman of Gadot. From 2006 to 2007, Mr. Meltzer was the Chief Executive Officer of Africa Israel Group. From 2002 to 2006, Mr. Meltzer was the President and Chief Executive Officer of Netafim Ltd. From 1999 to 2001, Mr. Meltzer was the President and Chief Executive Officer of CreoScitex. Mr. Meltzer served as a colonel in the Israeli Defense Forces – Armored Corps. (reserves). Mr. Meltzer is the Chairman of the Lowenstein Hospital Friends Association since 1999, and the honorary chairman of the Israeli Chapter of YPO (the Young Presidents Organization).

        DANIEL VAKNIN, 53, has been a director of Ampal since November 5, 2008. Since August 2007 Mr. Vaknin has served as Chief Executive Officer of Israel Financial Levers Ltd. From 2005 to 2007 Mr. Vaknin served as the Chief Executive Officer of Phoenix Investments and Finance Ltd. From 2004 to 2005 Mr. Vaknin served as the Vice Chief Executive Officer of I.D.B Development Company Ltd. Prior to that Mr. Vaknin was a Senior Partner at Kesselman & Kesselman CPA, a member firm of PricewaterhouseCoopers International Limited. Mr. Vaknin also serves as a Director in Macpell Industries Ltd., and its subsidiaries, and of SLS Sails Ltd.

        IRIT ELUZ, 41, has been the Chief Financial Officer and Senior Vice President – Finance and Treasurer since October 2004. From May 2002 to October 2004, Ms. Eluz was Chief Financial Officer and Vice President – Finance and Treasurer. Since July 2006 Ms. Eluz serves as an Independent Director of Kamor Ltd. From January 2000 to April 2002, Ms. Eluz was the Associate Chief Financial Officer of Merhav M.N.F. Ltd. From June 1995 to December 1999, Ms. Eluz was the Chief Financial Officer of Kamor Group.

        YORAM FIRON, 40, has been Secretary and Vice President – Investments and Corporate Affairs since May 2002. From 1997 to 2002, Mr. Firon was a Vice President of Merhav M.N.F. Ltd. and a partner in the law firm of Firon Karni Sarov & Firon.

        AMIT MANTSUR, 38, has been Vice President – Investments since March 2003. From September 2000 to December 2002, Mr. Mantsur served as Strategy and Business Development Manager at Alrov Group. From February 1997 to September 2000, Mr. Mantsur was a projects manager at the Financial Advisory Services of KPMG Somekh Chaikin.

        ZAHI BEN-ATAV, 35, has been Vice-President – Accounting and Controller Since May 2008. From November 2005 to March 2008, Mr. Ben-Atav served as a controller at Celltick Technologies Ltd. From November 2003 to November 2005, Mr. Ben-Atav was a controller at ClearForest Ltd. From January 2000 to November 2003, Mr. Ben-Atav worked as a senior manager at the accounting firm of Kesselman & Kesselman CPA, a member firm of PricewaterhouseCoopers International Limited.

AUDIT COMMITTEE

        The Company has an Audit Committee of the Board consisting of Messrs. Karni, Morag and Vaknin, each of whom is an independent director as defined under the rules of the National Association of Securities Dealers, Inc. and the rules promulgated by the Securities and Exchange Commission. Prior to Mr. Vaknin’s appointment to the Board and Audit Committee on November 5, 2008, Mr. Haber served on the Audit committee. The Board has determined that Mr. Morag and Mr. Vaknin are each an “audit committee financial expert” for purposes of the rules promulgated by the Securities and Exchange Commission.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Ampal’s executive officers and directors, and persons who own more than 10% of a registered class of Ampal’s equity securities, to file with the Securities and Exchange Commission initial statements of beneficial ownership (Form 3), and statements of changes in beneficial ownership (Forms 4 and 5), of Class A Stock of Ampal. To the Company’s knowledge, based solely on its review of the copies of such forms received by it, all filing requirements applicable to its executive officers, directors and greater than 10-percent stockholders were complied with as of February 23, 2009.

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

        The Compensation Committee is responsible for (i) administering the Option Plans and determining the officers and key employees who are to be granted options under the Option Plans and the number of shares subject to such options and (ii) determining the annual base salary and non-equity based annual bonus for Mr. Maiman in his capacity as Chairman, President and Chief Executive Officer.

        Mr. Maiman is responsible for (i) determining the annual base salary and non-equity based annual bonuses for all executive officers (other than the Chief Executive Officer) and for (ii) recommending to the Board directors compensation and benefit programs. Mr. Maiman also may attend and participate in meetings of the Compensation Committee.

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

        Determinations for annual base salary for the fiscal year ended December 31, 2008, were made by the Compensation Committee regarding Mr. Maiman and by Mr. Maiman regarding other executive officers.

        Annual Cash Incentive Bonus Compensation

        The non-equity based annual bonus compensation is based on each Named Executive Officer’s individual performance for the Company over the fiscal year, which is measured in terms of overall effort, performance and contribution to the Company. In 2008, we considered the performance of our Named Executive Officers with respect to certain material transactions and the amount of funds raised during the year and allocated an amount among the Named Executive Officers who were involved in those special efforts. We take into account the amount of annual base salary paid to each Named Executive Officers in determining such Named Executive Officers’ non-equity based annual bonus compensation. Determinations for non-equity based annual bonus compensation for the fiscal year ended December 31, 2008 were made by Mr. Maiman.

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

        On December 8, 2008, the Compensation Committee and the Board of Directors approved the repricing of outstanding options to purchase, in the aggregate, 2,270,000 shares of Ampal’s Class A Stock, which were previously granted to ten of the Company’s current employees, executive officers and directors pursuant to the 2000 Plan, including the Named Executive Officers (except for Mr. Gilboa who held no options). See “Stock Option Plans” below.

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

Summary Compensation Table
For Fiscal Year Ended December 31, 2008

The following table sets forth all of the compensation awards to our Named Executive Officers for the year ended December 31, 2008.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (10)		All Other Compensation (7)		Total (8)
		$	$	$	$		$		$

Yosef A. Maiman (1) (9)
Chairman of the Board, President and CEO	2008	1,028,812	979,484	-	269,211		242,985		2,386,859
	2007	890,344	1,092,044	-	147,903		24,272		2,154,563
	2006	632,144	984,627	-	68,947		30,605	(11)	1,716,323

Irit Eluz (2) (8)
CFO - SVP
Finance & Treasurer	2008	342,937	824,829	-	221,140		156,107		1,434,299
	2007	304,989	832,033	-	132,510		105,368		1,374,900
	2006	263,848	673,692	-	152,664		152,928		1,243,133

Yoram Firon (3) (8)
Secretary, Vice
President Investments	2008	239,348	77,328	-	154,468		122,947		514,554
	2007	227,470	182,007	-	89,918		86,153		585,548
	2006	206,194	173,964	-	107,504		80,235		567,897

Amit Mantsur (4)
Vice President Investments	2008	170,963	61,862	-	46,253		89,762		328,502
	2007	155,486	62,402	-	35,396		55,236		308,521
	2006	141,538	49,704	-	37,969		50,902		280,114

Ofer Gilboa (5)
Vice President Investments	2008	188,059	-	-	-		98,005		286,064

Erez I. Meltzer (6)
Vice Chairman and CEO of Gadot	2008	189,769	-	-	1,790	(12)	2,000	(12)	193,559

(1) Mr. Maiman has been employed by Ampal since April 25, 2002 as Chairman of the Board; On September 19, 2006 Mr. Maiman was appointed as the President and CEO of Ampal.

(2) Ms. Eluz has been employed by Ampal since April 25, 2002.

(3) Mr. Firon has been employed by Ampal since April 25, 2002.

(4) Mr. Mantsur has been employed by Ampal since February 2, 2003.

(5) Mr. Gilboa has been employed by Ampal from December 27, 2007 until January 31, 2009.

(6) Mr. Meltzer has been employed by Gadot since November 1, 2008.

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

(9) All cash compensation is paid in New Israeli Shekels. The amounts in the table are converted from the New Israeli Shekel to U.S. dollars based on the exchange rate of 3.8020 for 2008, which represents the exchange rate as of December 31, 2008, of 4.0355 for 2007, which represents the exchange rate as of December 31, 2007 and of 4.2250 for 2006, which represents the exchange rate as of December 31, 2006.

(10) Represents the compensation cost in 2008 in accordance with SFAS No. 123R for stock options, which includes amounts from awards granted in and prior to 2008.

(11) Of such amount, for services as director, $22,000 was paid in cash.

(12) For services as director. See also the footnotes to the “Director Compensation” Table below.

Outstanding Equity Awards
For Fiscal Year Ended December 31, 2008

Option Awards

Name	Number of Securities Underlying Unexercised Options (Exercisable) (1)		Number of Securities Underlying Unexercised Options (Unexercisable)	Option Exercise Price ($)	Option Expiration Date

Yosef A. Maiman	390,625	(2)	190,375	1.17	December 7, 2018
Irit Eluz	358,500	(3)	-	1.17	December 7, 2018
Yoram Firon	258,500	(3)	-	1.17	December 7, 2018
Amit Mantsur	73,000	(3)	-	1.17	December 7, 2018
Erez I. Meltzer	-		180,000	1.17	December 7, 2018
Ofer Gilboa	-		-	-	-

(1) The underlying securities reflect the repricing of Ampal’s outstanding options to ten employees, which was approved by the Compensation Committee and the Board of Directors on December 8, 2008. For further information, see “Stock Option Plans” below.

(2) 359,375 shares were vested and exercisable on December 8, 2008. 140,625 shares shall vest and become exercisable, in installments of 15,625 shares, beginning on December 12, 2008 and thereafter on the 12th day of the month of each subsequent three-month period until and including December 12, 2010.

(3) All vested and exercisable as of December 8, 2008.

Compensation of Directors

        Directors of Ampal (other than Mr. Maiman) receive $2,000 per Board meeting attended. Directors of Ampal also receive the same amount for attendance at meetings of committees of the Board, provided that such committee meetings are on separate days and on a day other than the day of a regularly scheduled Board meeting.

        For attending Special Committee, Audit Committee and Executive Committee meetings Mr. Karni, the Chairman of the Special and the Audit Committee, is entitled to $40,000 per year. Each of Mr. Vaknin and Mr. Morag are entitled to $30,000 per year, for attending Special Committee and Audit Committee meetings.

        In connection with the formation of the Special Committee on October 28, 2004, the Company entered into an Indemnification and Compensation Agreement with each of Messrs. Karni, Vaknin and Morag. In consideration for serving as a member of the Special Committee, the Company has agreed pursuant to the terms of the Indemnification and Compensation Agreement, among other things, to indemnify and hold harmless each Director with respect to his service on, and any matter or transaction considered by, the Special Committee to the fullest extent authorized or permitted by law. A copy of the form of this Indemnification and Compensation Agreement is attached as Exhibit 10j to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

        On December 8, 2008, Stock Option and Compensation Committee of the Board and the Board of Directors approved the grant, pursuant to the Company’s 2000 Incentive Plan, to each of Erez I. Meltzer, Daniel Vaknin and Joseph Geva, of an option to purchase 180,000 shares of Class A Stock at an exercise price of $1.17 per share, vesting in sixteen equal quarterly installments.

Director Compensation
For Fiscal Year Ended December 31, 2008

Name	Fees Paid in Cash ($)	Option(1) Award ($)	Total ($)

Yehuda Karni	56,498	87,820	144,318
Jack Bigio	6,000	-	6,000
Menahem Morag	42,000	89,816	131,816
Eitan Haber	39,000	87,820	126,820
Leo Malamud	10,000	17,748	27,748
Dr. Yossi Yerushalmi	12,000	47,329	59,329
Dr. Nimrod Novik	12,000	106,490	118,490
Joseph Geva (2)	4,000	1,790	5,790
Daniel Vaknin (2)	7,000	1,790	8,790

(1) Represents the compensation cost in 2008 in accordance with SFAS 123(R) for stock options.

(2) In fiscal year 2008, Messrs. Meltzer, Vaknin and Geva were each granted an option to purchase 180,000 shares of our Class A Stock, each with a grant date fair value of $1.17.

        The following table sets forth certain information regarding stock options granted to purchase our Class A Stock to our directors during the fiscal year ended December 31, 2008.

2008

Joseph Geva (1)	180,000
Erez I. Meltzer (1)	180,000
Daniel Vaknin (1)	180,000

(1) Director since November 5, 2008.

Stock Option Plans

        On February 15, 2000, the Compensation Committee approved an Incentive Plan (“2000 Plan”), under which the Company has reserved 4 million shares of Class A Stock, permitting the granting of options to all employees, officers and directors. The 2000 Plan was approved by the Board of Directors at a meeting held on March 27, 2000 and was approved by a majority of the Company’s shareholders at the June 29, 2000 annual meeting of shareholders.

        On December 8, 2008, the Compensation Committee and the Board of Directors approved the repricing of outstanding options to purchase, in the aggregate, 2,270,000 shares of Ampal’s Class A Stock, which were previously granted to ten of the Company’s current employees, executive officers and directors pursuant to the 2000 Plan. The outstanding options had been originally issued with exercise prices ranging from $3.12 to $5.35 per share, which represented the then current market prices of Class A Stock on the dates of the original grants. The repricing was effected by canceling the outstanding options, and granting to each holder of cancelled outstanding options a new option, with a ten year term, to purchase the total number of shares of Class A Stock underlying such cancelled outstanding options, at an exercise price equal to $1.17 per share, the closing price of Class A Stock on NASDAQ on December 5, 2008, the most recent closing price prior to the approval by the board and the committee. The repriced options maintain the vesting schedule of the cancelled outstanding options.

        The 2000 Plan remains in effect for a period of ten years from the date of the repricing. As of December 31, 2008, 2,921,000 options of the 2000 Plan are outstanding.

        The options granted under the 2000 Plan may be either incentive stock options, at an exercise price to be determined by the Compensation Committee but not less than 100% of the fair market value of the underlying options on the date of grant, or non-incentive stock options, at an exercise price to be determined by the Compensation Committee. The Compensation Committee may also grant, at its discretion, “restricted stock,” “dividend equivalent awards,” which entitle the recipient to receive dividends in the form of Class A Stock, cash or a combination of both and “stock appreciation rights,” which permit the recipient to receive an amount in the form of Class A Stock, cash or a combination of both, equal to the number of shares of Class A Stock with respect to which the rights are exercised multiplied by the excess of the fair market value of the Class A Stock on the exercise date over the exercise price. The options granted under the 2000 Plan were granted either at market value or above.

        Under the 2000 Plan, all granted but unvested options become immediately exercisable upon the occurrence of a change in control of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        The current members of Compensation Committee are Mr. Yehuda Karni, Mr. Daniel Vaknin and Mr. Menahem Morag, none of whom is an officer or employee or former officer or employee of the Company. During 2008, no executive officer of the Company served on the compensation committee or the Board of Directors of another entity whose executive officer(s) served on the Company’s Compensation Committee for the Board of Directors.

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

Yehuda Karni
Daniel Vaknin
Menahem Morag
Yosef A. Maiman

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

	Equity Compensation Plan Information(1)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security
holders	2,921,000	1.22	2,921,000 (2)

Equity compensation plans not approved by
security holders	N/A	N/A	N/A

Total	2,921,000	1.22	2,921,000

(1)	All information provided as of December 31, 2008.

(2)	The number of securities remaining available for future issuance under 2000 Plan is 1,558,625.

PRINCIPAL SHAREHOLDERS OF AMPAL

        The following table sets forth information as of February 23, 2009, as to the holders known to Ampal who beneficially own more than 5% of the Class A Stock, the only outstanding series of voting securities of Ampal. As of February 23, 2009, there were 56,160,477(not including treasury shares) shares of Class A Stock of Ampal outstanding.

Security Ownership of Certain Beneficial Owners

Name and Address of Beneficial Owner	Title of Class	Number of Shares and Nature of Beneficial Ownership		Percent of Outstanding Shares of Class A Stock

Di-Rapallo Holdings Ltd., of
33 Havazelet Hasharon St.,
Herzliya, Israel	Class A Stock	9,650,132	(1)	17.18%

De-Majorca Holdings Ltd., of
33 Havazelet Hasharon St.,
Herzliya, Israel	Class A Stock	18,850,153	(2)	33.56%

Yosef A. Maiman of
33 Havazelet Hasharon St.
Herzliya, Israel	Class A Stock	34,934,533	(1)(2)(3)	61.78%

Ohad Maiman of
33 Havazelet Hasharon St.,
Herzliya, Israel	Class A Stock	28,500,285	(1)(2)	50.75%

Noa Maiman, of
33 Havazelet Hasharon St.,
Herzliya, Israel	Class A Stock	28,500,285	(1)(2)	50.75%

Yoav Maiman, of
33 Havazelet Hasharon St.,
Herzliya, Israel	Class A Stock	28,500,285	(1)(2)	50.75%

Merhav M.N.F. Ltd., of
33 Havazelet Hasharon St.,
Herzliya, Israel	Class A Stock	6,043,623	(4)	10.76%

Clal Finance Ltd.
and
Clal Insurance Enterprises Holdings Ltd.
37 Menachem Begin St.,
Tel-Aviv 65220, Israel	Class A Stock	3,476,322	(5)	6.19%

(1)	Consists of 9,650,132 shares of Class A Stock held directly by Di-Rapallo Yosef A. Maiman owns 100% of the economic shares and one-fourth of the voting shares of Di-Rapallo In addition, Mr. Maiman holds an option to acquire the remaining three quarters of the voting shares of Di-Rapallo (which are currently owned by Ohad Maiman, Noa Maiman and Yoav Maiman, the son, daughter and son, respectively, of Mr. Maiman).

(2)	Consists of 18,850,153 shares of Class A Stock held directly by De-Majorca Yosef A. Maiman owns 100% of the economic shares and one-fourth of the voting shares of De-Majorca In addition, Mr. Maiman holds an option to acquire the remaining three quarters of the voting shares of De-Majorca (which are currently owned by Ohad Maiman, Noa Maiman and Yoav Maiman, the son, daughter and son, respectively, of Mr. Maiman).

(3)	Includes 390,625 shares of Class A Stock underlying options which are currently exercisable or exercisable within 60 days of February 23, 2009, by Mr. Maiman and 6,043,623 shares of Class A Stock held directly by Merhav Yosef A. Maiman owns 100% of Merhav

(4)	Yosef A. Maiman owns 100% of Merhav

(5)	Consists of 34,996 shares of Class A Stock beneficially owned by Clal Finance Ltd. (“Clal Finance”), none of which are held for its own account; and 3,441,326 shares of Class A Stock beneficially owned by Clal Insurance Enterprises Holdings Ltd. (“Clal”), of which (i) 2,921,919 shares of Class A Stock are held for members of the public through, among others, provident funds, mutual funds, pension funds and insurance policies, which are managed by subsidiaries of Clal, each of which subsidiaries operates under independent management and makes independent voting and investment decisions, (ii) 232 shares of Class A Stock are held by unaffiliated third-party client accounts managed by Clal Finance Batucha Investment Management Ltd. (“CFB”) as portfolio managers, each of which subsidiaries operates under independent management and makes investment decisions independent of Clal and has no voting power in such client accounts, and (iii) 554,171 shares of Class A Stock are beneficially held for its own account.

Clal Finance is a majority owned subsidiary of Clal. Through Clal Finance’s wholly owned subsidiary, CFB, Clal may be deemed to beneficially own 232 shares of Class A Stock (the “CFB Shares”). Clal may be deemed to beneficially own an aggregate of 3,441,326 shares of Class A Stock (the “Clal Shares”). The CFB Shares are included in the Clal Shares. Clal is a majority owned subsidiary of IDB Development Corporation Ltd., an Israeli public corporation (“IDB Development”). By reason of IDB Development’s control of Clal, IDB Development may be deemed to be the beneficial owner of, and to share the power to vote and dispose of, the shares of Class A Stock owned beneficially by Clal. IDB Development is a majority owned subsidiary of IDB Holding Corporation Ltd., an Israeli public corporation (“IDB Holding”). By reason of IDB Holding’s control (through IDB Development) of Clal, IDB Holding may be deemed beneficial owner of, and to share the power to vote and dispose of, the shares of Class A Stock owned beneficially by Clal. Mr. Nochi Dankner, Mrs. Shelly Bergman, Mrs. Ruth Manor and Mr. Avraham Livnat may, by reason of their interests in, and relationships among them with respect to, IDB Holding, be deemed to control the corporations referred to in this footnote. By reason of the control of IDB Holding by Nochi Dankner, Shelly Bergman, Ruth Manor and Avraham Livnat, and the relations among them, Nochi Dankner, Shelly Bergman, Ruth Manor and Avraham Livnat may each be deemed beneficial owner of, and to share the power to vote and dispose of, the shares of Class A Stock owned beneficially by Clal.

The information regarding the holdings of Clal Finance and Clal, and the beneficial ownership thereof, is based upon a Schedule 13G/A filed by Clal with the SEC on February 13, 2009.

Security Ownership of Management

        The following table sets forth information as of February 23, 2009 as to each class of equity securities of Ampal or any of its subsidiaries beneficially owned by each director and named executive officer of Ampal listed in the Summary Compensation Table and by all directors and named executive officers of Ampal as a group. All ownership is direct unless otherwise noted. The table does not include directors or named executive officers who do not own any such shares:

Name	Number of Shares and Nature of Beneficial Ownership of Class A Stock		Percent of Outstanding Shares of Class A Stock

Yosef Maiman	34,934,533	(1)(2)	60.23%
Irit Eluz	358,500	(2)	*
Yoram Firon	258,500	(2)	*
Amit Mantsur	73,000	(2)	*
Zahi Ben-Atav	2,500	(2)	*
Leo Malamud	166,875	(2)	*
Dr. Joseph Yerushalmi	145,000	(2)	*
Dr. Nimrod Novik	101,250	(2)	*
Eitan Haber	105,000	(2)	*
Yehuda Karni	105,000	(2)	*
Menahem Morag	105,000	(2)	*
Joseph Geva	11,250	(2)	*
Erez I. Meltzer	11,250	(2)	*
Daniel Vaknin	11,250	(2)	*
All Directors and Executive Officers as a Group	36,388,908		62.73%

*	Represents less than 1% of the class of securities.

(1)	Attributable to 9,650,132, 18,850,153 and 6,043,623 shares of Class A Stock held directly by Di-Rapallo Holdings Ltd., De-Majorca and Merhav, respectively. See “Security Ownership of Certain Beneficial Owners.” In addition, this represents 390,625 shares underlying options for Yosef Maiman which are presently exercisable or exercisable within 60 days of February 23, 2009.

(2)	Represents shares underlying options which are presently exercisable or exercisable within 60 days of February 23, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        On May 29, 2008, Ampal loaned Merhav $10.0 million in addition to the currently outstanding $10.0 million that were loaned on December 25, 2007, to fund the the Project in Colombia being developed by Merhav. The additional loan was made pursuant to the Promissory Note, dated as of December 25, 2007, by Merhav in favor of Ampal. The Promissory Note was given in connection with the Original Option Agreement dated December 25, 2007, with Merhav providing Ampal with the Option to acquire up to a 35% equity interest in the Project. The loan will be convertible into all or a portion of the equity interest purchased pursuant to the Original Option Agreement.

        On December 25, 2008, Ampal entered into the Option Amendment to the Original Option Agreement. Under the Original Option Agreement, the option expired on the earlier of December 25, 2008 or the Financing Date. The Option Amendment extends the expiration of the option to the earlier of December 31, 2009 or the Financing Date.

        The Option Amendment also provides that in determining the price to be paid by Ampal for shares pursuant to the option under the Valuation Model, the parties have agreed to review the discount rate set forth in the Valuation Model to determine whether the discount rate should be increased, provided, however, that the purchase price shall not exceed the amount Ampal would have paid without giving effect to the Option Amendment. The maximum purchase price for any interest in the Project purchased by Ampal pursuant to the option would be (A) with respect to any portion of such interest being purchased by conversion of the outstanding balance of the Amended Promissory Note referred to below, the lesser of (i) a price based on a currently agreed Valuation Model as updated from time to time to reflect changes in project, financing and other similar costs as such updates are reviewed by Houlihan Lokey Howard & Zukin at the time of the option’s exercise or (ii) the lowest price paid by any unaffiliated third party for an interest in the Project, or (B) with respect to any portion of such interest in the Project being purchased in excess of the balance of the Amended Promissory Note, the lowest price paid by an unaffiliated third party for its interest in the Project, unless no unaffiliated third party has purchased an interest in the Project, in which case the purchase price will be based on the Valuation Model.

        In consideration for Merhav entering into the Option Amendment, Ampal agreed to certain amendments to the Promissory Note reflected in the Amended Promissory Note, dated December 25, 2008. The Amended Promissory Note provides for (i) an increase in the annual interest rate from LIBOR plus 2.25% to LIBOR plus 3.25% and (ii) an extension of the maturity date of the Promissory Note to December 31, 2009. As a condition to amending and restating the Promissory Note, Ampal received a personal guaranty dated as of December 25, 2008, from Yosef A. Maiman personally guaranteeing the obligations of Merhav under the Amended Promissory Note.

        The loan continues to be secured by Merhav’s pledge to Ampal, pursuant to a Pledge Agreement dated December 25, 2007, between Merhav and Ampal, of all of the shares of Ampal’s Class A Common Stock, par value $1.00 per share, owned by Merhav.

        Yosef A. Maiman, the Chairman, President and CEO of Ampal and a member of the controlling shareholders group of Ampal, is the sole owner of Merhav. Because of the foregoing relationship, a special committee of the Board of Directors composed of Ampal’s independent directors negotiated and approved the transaction.

        In connection with the offering of its Series B debentures, Ampal entered into a trust agreement (the “Agreement”) with Clal Finance Trustees 2007 Ltd. (the “Trustee”) which became effective on April 28, 2008, pursuant to which the Company issued its Series B debentures to investors in Israel. The Trustee is a member of a group of affiliated companies, controlled by and affiliated with IDB Holding Corporation Ltd. (collectively, the “IDB Group”), that owns approximately 5.43% of the Company’s outstanding Class A stock as of the date of this annual report. In November 2007, Clal Electronics Industries Ltd. (“Clal Electronics”), also a member of the IDB Group, entered into a previously disclosed joint venture with the Company, through a wholly-owned subsidiary of the Company, that will focus on the new development and acquisition of controlling interests in wind energy projects outside of Israel. The joint venture is owned equally by Clal Electronics and the Company through its wholly-owned subsidiary. Clal Finance, also a member of the IDB Group, led distributors in the offering in Israel of the Series B debentures, and members of the IDB Group purchased a portion of the Series B debentures. A member of the IDB Group is acting as a market maker on the Tel Aviv Stock Exchange for the purchase and sale of the Company’s Class A stock and Series A debentures.

        Ampal entered into a management services agreement with Merhav, according to which Merhav provides Ampal and its subsidiaries with management, marketing, financial, development and other administrative services for an annual consideration of NIS 10 million ($ 2.6 million).

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

Director Independence

        Because a “group” of shareholders (as defined under Rule 13d-5(b)(1) of the Securities Exchange Act of 1934, as amended) consisting of Yosef A. Maiman, Ohad Maiman, Noa Maiman, and Yoav Maiman, and the companies Merhav, De Majorca and Di-Rapallo beneficially owns more than 50% of the voting power in the Company, the Company is deemed to be a “controlled company” under the rules of the NASDAQ Global Market. As a result, we are exempt from the NASDAQ rules that require listed companies to have (i) a majority of independent directors on the Board of Directors, (ii) a compensation committee and nominating committee composed solely of independent directors, (iii) the compensation of executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors and (iv) a majority of the independent directors or a nominating committee composed solely of independent directors elect or recommend director nominees for selection by the Board of Directors. The Company has an Audit Committee of the Board consisting of Messrs. Karni, Morag and Vaknin, each of whom is an independent director as defined under the rules of the National Association of Securities Dealers, Inc. and the rules promulgated by the Securities and Exchange Commission. Other than the members of the Audit Committee, there are no other independent directors that serve on the Board of Directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        AUDIT FEES. The fees of Kesselman & Kesselman (“Kesselman”) CPA (ISR) for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2008 and December 31, 2007 on Form 10-K and reviewing the financial statements included in the Company’s quarterly reports on Form 10-Q were $707,750 and $477,000, respectively.

        AUDIT-RELATED FEES. Kesselman’s fees for audit related services for the fiscal years ended December 31, 2008 and December 31, 2007 were $331,353 and $44,000, respectively.

        TAX FEES. Kesselman’s tax fees for the fiscal years ended December 31, 2008 and December 31, 2007, were $232,889 and $53,665, respectively.

        ALL OTHER FEES. Kesselman’s fees for other services for the fiscal years ended December 31, 2008 and December 31, 2007, were $0 and $309,142, respectively.

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

(a) The following documents are filed as a part of this report:

(2) Financial Statement Schedules

(i) Schedule of Representative Rates of Exchange between the U.S. dollar and New Israeli Shekel for three years ended December 31, 2008:

Representative Rates of Exchange
Between the U.S. dollar and the New Israeli Shekel
For the Three Years Ended December 31, 2008

The following table shows the amount of New Israeli Shekels equivalent to one U.S. dollar on the dates indicated (or the nearest date thereto, if the exchange rate was not publicized on that date):

	2008	2007	2006

March 31	3.5530	4.155	4.665
June 30	3.3520	4.249	4.440
September 30	3.4210	4.013	4.302
December 31	3.8020	3.846	4.225

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

(iii) Reports of Other Certified Public Accountants filed pursuant to Rule 2-05 of Regulation S-X:

Bay Heart Ltd. Carmel Containers Systems Limited Chemship B.V . Finlog B.V. Hod Hasharon Sport Center Ltd. Hod Hasharon Sport Center (1992) Limited Partnership

Exhibit 2 – Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

None

Exhibit 3 – Articles of Incorporation and By-Laws

3a.	Amended and Restated Certificate of Incorporation of Ampal-American Israel Corporation, dated May 28, 1997. (Filed as Exhibit 3a. to Form 10-Q, for the quarter ended June 30, 1997 and incorporated herein by reference, File No. 0-5380).

3b.	Certificate of Amendment of Certificate of Incorporation, dated July 18, 2006 (Filed as Exhibit 3.1 to Form 8-K, filed with the SEC on July 19, 2006, and incorporated herein by reference).

3c.	Certificate of Amendment of Certificate of Incorporation, dated July 18, 2006 (Filed as Exhibit 3.1 to Form 8-K, filed with the SEC on July 19, 2006, and incorporated herein by reference).

3d.	Certificate of Amendment of Certificate of Incorporation, dated February 7, 2007 (Filed as Exhibit 3.4 to Form S-3, filed with the SEC on February 28, 2007, and incorporated herein by reference).

3e.	By-Laws of Ampal-American Israel Corporation as amended, dated February 14, 2002 (incorporated by reference to Exhibit 3b. of Ampal’s Form 10-K filed on March 27, 2002).

Exhibit 4 – Instruments Defining the Rights of Security Holders, Including Indentures

4a.	Form of Indenture dated as of November 1, 1984. (Filed as Exhibit 4a. to Registration Statement No. 2-88582 and incorporated herein by reference).

4b.	Form of Indenture dated as of May 1, 1986. (Filed as Exhibit 4a. to Pre-Effective Amendment No. 1 to Registration Statement No. 33-5578 and incorporated herein by reference).

4c.	English translation of the original Hebrew language Trust Deed dated November 20, 2006 between Ampal-American Israel Corporation and Hermetic Trust (1975) Ltd. for debt offering. (Filed as Exhibit 4c to Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 000-00538).

4d.	English translation of the original Hebrew language Trust Deed dated April 6, 2008, between Ampal-American Israel Corporation and Clal Finance Trustees 2007 Ltd., as amended, for Series B debentures offering in Israel (Filed as Exhibit 4.a to Form 10-Q, filed with the SEC on May 7, 2008, and incorporated herein by reference).

Exhibit 10 – Material Contracts

10a.	Agreement, dated March 22, 1993, between the Investment Company of Bank Leumi, Ltd., and Ophir Holdings Ltd., Mercazim Investments Ltd., Diur B.P. Ltd. and Mivnat Holdings Ltd. (Filed as Exhibit 10.4 to Pre-Effective Amendment No. 1 to Registration Statement No. 33-51023 and incorporated herein by reference).

10b.	Agreement, dated March 30, 1994, between Poalim Investments Ltd., Ampal (Israel) Ltd. and Ampal Industries (Israel) Ltd. (Translation). (Filed as Exhibit 10l, to Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference, File No. 0-538).

10c.	Loan Agreement, dated April 27, 1998, between Bank Hapoalim Ltd. and Ampal Communications Limited Partnership (Filed as Exhibit 10.1 to Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-538).

10d.	Form of Loan Agreement between Ampal Communications Limited Partnership and Bank Leumi Le-Israel B.M. (Filed as Exhibit 10.2 to Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-538).

10e.	Sale and Purchase Agreement, dated November 8, 2000, between Ampal Realty Corporation and Second 800 LLC. (Filed as Exhibit 10I to Form 10-K for the fiscal year ended December 31, 2002, File No. 000-00538).

10f.	The Company’s 2000 Incentive Plan (Filed as an exhibit to the Company’s Proxy Statement for the 2000 Annual Meeting of Shareholders).*

10g.	Amendment to the Company’s 2000 Incentive Plan adopted by the Board of Directors on February 14, 2002. (Filed as Exhibit 10i to the report on Form 10-K filed on March 27, 2003). *

10h.	Compensation and Indemnification Agreement, dated as of December 13, 2004, between Ampal-American Israel Corporation and each of Mr. Yehuda Karni, Mr. Eitan Haber and Mr. Menachem Morag. (Filed as Exhibit 10j to the report on Form 10-K filed on March 15, 2005).

10i.	Stock Option Cancellation Agreement, dated as of November 30, 2004, between Ampal-American Israel Corporation and Dafna Sharir. (Filed as Exhibit 10k to the report on Form 10-K filed on March 15, 2005).

10j.	Omnibus Agreement, dated as of December 1, 2005, between Merhav Ampal Energy Ltd. and Merhav M.N.F. Ltd. (Filed as Exhibit 10l to the report on Form 10-K filed on March 29, 2006).

10k.	Stock Purchase and Indemnification Agreement, dated as of August 30, 2005, by and among Motorola Israeli Ltd., Ampal Communications Limited Partnership and MIRS Communications Ltd. (Filed as Exhibit 99.1 of Form 8-K, filed with the SEC on October 3, 2005, and incorporated herein by reference).

10l.	Form of Option Agreement pursuant to the 2000 Incentive Plan (Filed as Exhibit 99.1 of Form 8-K, filed with the SEC on October 11, 2005, and incorporated herein by reference). *

10m.	Form of Option Agreement for December 12, 2006 grants pursuant to the 2000 Incentive Plan. (Filed as Exhibit 10o to Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 000-00538). *

10n.	Stock Purchase Agreement between Merhav Ampal Energy Ltd.and Merhav M.N.F. Ltd., dated August 1, 2006 (Filed as Exhibit 10 of Form 8-K, filed with the SEC on August 3, 2006, an incorporated herein by reference).

10o.	Stock Purchase Agreement between Merhav Ampal Energy Ltd. and Merhav M.N.F. Ltd., dated November 28, 2006 (Filed as Exhibit 10.1 to Form 8-K, filed with the SEC on December 1, 2006, and incorporated herein by reference).

10p.	Agreement of Certain Shareholders between Merhav Ampal Energy Ltd. and Merhav M.N.F. Ltd. dated August 1, 2006. (Filed as Exhibit 10r to Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 000-00538).

10q.	Form of Convertible Promissory Note between Ampal-American Israel Corporation and Merhav M.N.F. Ltd. (Filed as Exhibit 10.2 to Form 8-K, filed with the SEC on December 1, 2006, and incorporated herein by reference).

10r.	Form of Securities Purchase Agreement, dated as of November 28, 2006, between Ampal-American Israel Corporation and certain investors (Filed as Exhibit 10.1 of 8-K, filed with the SEC on January 3, 2007, and incorporated herein by reference).

10s.	Form of Warrant Agreement, dated as of December 28, 2006, between Ampal-American Israel Corporation and certain investors (Filed as Exhibit 10.2 of 8-K, filed with the SEC on January 3, 2007, and incorporated herein by reference).

10t.	Form of Registration Rights Agreement, dated as of December 28, 2006, between Ampal-American Israel Corporation and certain investors (Filed as Exhibit 10.3 of 8-K, filed with the SEC on January 3, 2007, and incorporated herein by reference).

10u.	Share Sale and Purchase Agreements dated May 22, 2006, between Ampal-American Israel Corporation and Red Sea Underwater Observatory Ltd. for the sale of Coral World International Ltd. shares and Ted Sea Marinland Holdings 1973 Ltd. (Filed as Exhibit 10w to Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 000-00538).

10v.	English translation of the original Hebrew language Form of Employment Agreement for each of Yosef A. Maiman, Irit Eluz, Yoram Firon, Amit Mantsur and Zahi Ben-Atav. (Filed as Exhibit 10x to Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 000-00538). *

10w.	English translation of the original Hebrew language Employment Agreement for Ofer Gilboa (incorporated by reference to Exhibit 10x. of Ampal’s Form 10-K filed on April 2, 2007).*

10x.	Understanding for the Repayment of a Foreign Currency Loan between Bank Hapoalim BM and Ampal (Israel) Ltd. dated April 26, 2007. (Filed as Exhibit 10.1 to Report on Form 10-Q, filed with the SEC on May 15, 2007).

10y.	Letter of Understanding between Bank Hapoalim BM and Ampal Israel (Ltd), dated April 26, 2007. (Filed as Exhibit 10.2 to Report on Form 10-Q, filed with the SEC on May 15, 2007).

10z.	Letter of Understanding between Bank Hapoalim BM and Ampal-American Israel Corporation, dated April 26, 2007 (Filed as Exhibit 10.3 to Report on Form 10-Q, filed with the SEC on May 15, 2007).

10aa.	Agreement among Ampal Industries Inc., Phoenix Holdings Ltd. and Golden Meybar (2007) Ltd., dated July 10, 2007 (Filed as Exhibit 10.2 to Form 10-Q, filed with the SEC on August 8, 2007, and incorporated herein by reference).

10bb.	Agreement between Merhav Ampal Energy Ltd. and Netherlands Industrial Chemical Enterprises B.V., dated November 20, 2007, to purchase a 65.5% controlling interest in Gadot Chemical Tankers and Terminals Ltd. (Filed as Exhibit 10ee to Report on Form 10-K for the fiscal year ended December 31, 2007, File No. 000-00538).

10cc.	Credit Facility between Merhav Ampal Energy Ltd. and Israel Discount Bank Ltd., dated November 29, 2007, for the funding of the Gadot transaction (Filed as Exhibit 10ff to Report on Form 10-K for the fiscal year ended December 31, 2007, File No. 000-00538).

10dd.	Option Agreement between the Company and Merhav M.N.F. Ltd., dated December 25, 2007, providing Ampal with the option to acquire up to a 35% equity interest in a sugarcane ethanol production project in Colombia (Filed as Exhibit 10gg to Report on Form 10-K for the fiscal year ended December 31, 2007, File No. 000-00538).

10ee.	Amended Option Agreement between the Company and Merhav M.N.F. Ltd., dated December 25, 2008, providing Ampal with the option to acquire up to a 35% equity interest in a sugarcane ethanol production project in Colombia.

10ff.	Promissory Note, dated as of December 25, 2007, by Merhav M.N.F. Ltd. in favor of Ampal (Filed as Exhibit 10hh to Report on Form 10-K for the fiscal year ended December 31, 2007, File No. 000-00538).

10gg.	Amended and Restated Promissory Note, dated as of December 25, 2008, by Merhav M.N.F. Ltd. in favor of Ampal.

10hh.	Pledge Agreement, dated December 25, 2007, between Merhav M.N.F. Ltd. and Ampal (Filed as Exhibit 10ii to Report on Form 10-K for the fiscal year ended December 31, 2007, File No. 000-00538).

10ii.	Guaranty Agreement, dated December 25, 2008, between Yosef A. Maiman, Merhav M.N.F. Ltd. and Ampal.

10jj.	Form of Stock Option Certificate pursuant to the 2000 Incentive Plan for Repricing of Options on December 8, 2008 (Filed as Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on December 12, 2008, and incorporated herein by reference).*

10kk.	Form of Stock Option Certificate pursuant to the 2000 Incentive Plan for Options Granted on December 8, 2008 (Filed as Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on December 12, 2008, and incorporated herein by reference).*

* Management contract, compensatory plan or arrangement.

Exhibit 11 – Statement re Computation of Earnings Per Share

Exhibit 12 – Statement re Computation of Ratios

Exhibit 21 – Subsidiaries of the Registrant

Ampal Financial Services Ltd., an Israeli company

Ampal Development (Israel) Ltd., an Israeli company

Nir Ltd., an Israeli company (in voluntary liquidation)

Ampal Realty Corporation, a New York corporation

Ampal Communications, Inc., a Delaware corporation

Ampal Enterprises Ltd, an Israeli Company

Ampal Holdings (1991) Ltd., an Israeli company

Ampal Industries, Inc., a Delaware corporation

Ampal Industries (Israel) Ltd. an Israeli company (in voluntary liquidation)

Ampal International Ventures (2000) Ltd., an Israeli company

Ampal (Israel) Ltd., an Israeli company

Ampal Properties Ltd., an Israeli company

Ampal Communication LP, an Israeli limited partnership

Ampal Communication Holdings Ltd., an Israeli company

Ampal Energy Ltd., an Israeli company

Merhav-Ampal Energy Ltd., an Israeli company

Ampal Fuels Ltd., an Israeli company

Country Club Kfar Saba Ltd., an Israeli company

Merhav Ampal Energy Limited Partnership, an Israeli limited partnership

Merhav Ampal I.I.F General Partner Ltd, an Israeli company

Gadot Chemicals Tankers & Terminals Ltd., an Israeli company

Gadot Chemicals Terminals (1985) Ltd., an Israeli company

Gadot Yam Chemical Shipping Ltd., an Israeli company

GCT Ltd., a USA company

Shelah Chemical Haulage Service Co. Ltd., an Israeli company

GCT Netherlands B.V., a Dutch company

Chemship B.V.., a Dutch company

Gadot A.S.M Ltd., an Israeli company

Gadot Lab Supplies Ltd., an Israeli company

Euro –Gama Properties Ltd., an Israeli company

GCT-EST B.V., a Dutch company

GCT Holding B.V., a Dutch company

Gadot Storage & Handling Limited Partnership, an Israeli limited partnership

Chemichlor (2005) Chemicals Marketing Ltd., an Israeli company

Bax holding B.V, a Dutch company

Bax Chemicals B.V., a Dutch company

Bax Chemicals France S.A.R.L., a French company

Bax Chemicals Export Overseas B.V., a Dutch company

Chyma Bulk Chemicals Shipping S.A. Greece, a Greek company

Chyma Hellas S.A. Greece, a Greek company

Finlog B.V. (Holding), a Dutch company

VLS Group Germany GmbH, a German company

Vopak Logistic Services Pernis B.V, a Dutch company

Vopak Logistic Services Belgium N.V., a Belgian company

VLS Dusseldorf GmbH, a German company

VLS Netherlands.B.V. , a Dutch company

VLS Moerdijk B.V., a Dutch company

Zurgadim Ltd.

Exhibit 23 – Consents of Experts and Counsel:

23.1	Kesselman & Kesselman CPAs (Isr) A member of PricewaterhouseCoopers International Limited	E-23.1

23.2	Brightman Almagor & Co., Certified Public Accountants A member firm of Deloitte Touche Tohmatsu	E-23.2

23.3	Kost Forer Gabbay & Kasierer Member of Ernst & Young Global	E-23.3

23.4	Mazars Paardekooper Hoffman Accountants N.	E-23.4

23.5	Fahn, Kanne & Co. Certified Public Accountants (Isr.)	E-23.5

23.6	Mazars Paardekooper Hoffman Accountants N.V	E-23.6

23.7	KPMG Somekh Chaikin, Certified Public Accountants	E-23.7

23.8	KPMG Somekh Chaikin, Certified Public Accountants	E-23.8

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

Exhibit 32.2 – Certification of Irit Eluz pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of March, 2009.

AMPAL-AMERICAN ISRAEL CORPORATION By: /s/ YOSEF A. MAIMAN —————————————— Yosef A. Maiman, Chief Executive Officer and President (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 5, 2009.

Signatures	Title	Date

/s/ YOSEF A. MAIMAN —————————————— Yosef A. Maiman	Chairman of the Board of Directors, President & CEO	March 5, 2009

/s/ LEO MALAMUD —————————————— Leo Malamud	Director	March 5, 2009

/s/ DR. JOSEPH YERUSHALMI —————————————— Dr. Joseph Yerushalmi	Director	March 5, 2009

/s/ DR. NIMROD NOVIK —————————————— Dr. Nimrod Novik	Director	March 5, 2009

/s/ YEHUDA KARNI —————————————— Yehuda Karni	Director	March 5, 2009

/s/ EITAN HABER —————————————— Eitan Haber	Director	March 5, 2009

/s/ MENAHEM MORAG —————————————— Menahem Morag	Director	March 5, 2009

/s/ JOSEPH GEVA —————————————— Joseph Geva	Director	March 5, 2009

/s/ EREZ I. MELTZER —————————————— Erez I. Meltzer	Director	March 5, 2009

/s/ DANIEL VAKNIN —————————————— Daniel Vaknin	Director	March 5, 2009

/s/ IRIT ELUZ —————————————— Irit Eluz	CFO, Senior Vice President - Finance and Treasurer (Principal Financial Officer)	March 5, 2009

/s/ ZAHI BEN-ATAV —————————————— Zahi Ben-Atav	VP Accounting & Controller (Principal Accounting Officer)	March 5, 2009

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Ampal-American Israel Corporation

In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows, changes in shareholders’ equity present fairly, in all material respects, the financial position of Ampal-American Israel Corporation and subsidiaries (the “Company”) at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008 and 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9(A) of the 2008 Annual Report to Shareholders. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits which were an integrated audits in 2008 and 2007. We did not audit the financial statements of certain consolidated subsidiaries whose assets constitutes approximately 9.0% and 7.8% of the consolidated assets as of December 31, 2008 and 2007, respectively and whose revenues constitutes approximately 26.7% and 23.4% of the consolidated revenues as of December 31, 2008. We did not audit the financial statements of affiliated companies, the Company’s interest in which, as reflected in the balance is of $5,598 thousands and $7,417 thousands as of December 31, 2008 and 2007, respectively and total share in equity income (loss) of $ ($2,429), ($1,581) and $1,620 for each of the three years in the period ended December 31, 2008. The financial statements of those consolidated subsidiaries and affiliated companies were audited by other auditors whose report thereon has been furnished to us, and our opinion on the financial statements expressed herein, insofar as it relates to the amounts included for those companies, is based solely on the report of the other auditors. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits and the report of other auditors provide a reasonable basis for our opinions.

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

/s/ Kesselman & Kesselman Certified Public Accountants (Isr.)
A member of PricewaterhouseCoopers International Limited

Tel Aviv, Israel
March 5, 2009

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Assets As At
	December 31, 2008	December 31, 2007
	(U.S. Dollars in thousands)

Current assets:
Cash and cash equivalents	$68,682	$44,267
Marketable securities (Note 2)	52,859	22,459
Accounts receivable (Net of allowance for doubtful amount $0.3 and $0)	111,231	106,665
Deposits, notes and loans receivable	13,834	13,737
Inventories	33,744	28,928
Other assets	19,510	23,164

Total current assets	299,860	239,220

Non-current assets:
Investments (Notes 2, 3 and 17):	375,612	371,791
Fixed assets, less accumulated depreciation of $13,175 and $3,697 (Note 7)	112,195	73,007
Deposits, notes and loans receivable	45,134	3,738
Deferred tax	22,819	11,637
Other assets	13,958	15,557
Goodwill (Note 6)	51,556	50,406
Intangible assets (Note 5)	14,783	9,433

Total Non-current assets	636,057	535,569

TOTAL ASSETS	$935,917	$774,789

The accompanying notes are an integral part of these consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Liabilities and Shareholders' Equity As At
	December 31, 2008	December 31, 2007
	(U.S. Dollars in thousands, except amounts per share data)

LIABILITIES

Current liabilities:
Notes and loans payable and current maturities (Note 8)	$157,233	$136,612
Accounts payable, accrued expenses and others (Note 10)	83,925	73,769

Total current liabilities	241,158	210,381

Long term liabilities:
Notes and loans payable (Note 8)	222,499	187,405
Debentures (Note 9)	216,724	79,350
Deferred tax	5,965	3,275
Other long term liabilities (Note10)	9,476	12,760

Total long term liabilities	454,664	282,790

Commitments and Contingencies (note 20)

Total liabilities	695,822	493,171

Minority interests, net (Note 11)	869	23,206

SHAREHOLDERS' EQUITY (Note 12)

Class A Stock $1 par value; December 31,2008 and 2007, respectively authorized
100,000,000 and 100,000,000 shares; issued 63,277,321 and 63,277,321 shares; outstanding
56,425,867 and 57,702,532 shares	63,277	63,277

Additional paid-in capital	191,263	189,899

Retained earnings	31,062	47,931

Accumulated other comprehensive loss	(17,876)	(14,821)

Treasury stock, at cost (December 31,2008 and 2007, respectively 6,851,454 and 5,574,789)	(28,500)	(27,874)

Total shareholders' equity	239,226	258,412

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$935,917	$774,789

The accompanying notes are an integral part of these consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended December 31,
	2008	2007	2006
	(U.S. Dollars in thousands, except per share data)

REVENUES:
Chemical income	$534,934	$28,546	$-
Real estate income	53	-	237
Equity in earnings (losses) of affiliates (Note 17)	(1,409)	(1,523)	1,610
Realized gains on investments (Note 3)	1,291	552	5,386
Realized and unrealized gains (losses) on marketable securities	(37)	173	1,126
Gain (loss) on sale of fixed assets (Note 3)	(6)	3,376	2,186
Interest income	4,522	3,954	1,479
Leisure-time income	2,770	2,530	2,167
Gain from redemption of debt, gain from change in ownership interest in a
subsidiary and other income	14,519	189	353

Total revenues	556,637	37,797	14,544

EXPENSES:
Chemical expense - cost of goods sold	497,575	26,220	-
Real estate expenses	50	-	272
Realized losses on investments (Note 3)	-	-	1,016
Loss from impairment of investments & real estate (Note 3)	-	575	-
Interest expense	41,143	10,127	4,328
Translation (gain) loss	(13,183)	3,086	(1,256)
Marketing expense	10,819	719	-
General and administrative and other	42,070	14,697	13,548

Total expenses	578,474	55,424	17,908

Loss before income taxes	(21,837)	(17,627)	(3,364)
Provision for income taxes (tax benefits) (Note 15)	(6,526)	(5,625)	2,585

Loss after income taxes (tax benefits)	(15,311)	(12,002)	(5,949)
Minority interests in profits of subsidiaries, net	(1,400)	(1,576)	(78)

Loss from continuing operations	(16,711)	(13,578)	(6,027)

Discontinued operation:
Gain disposal, net of tax	-	21,761	-
Loss from operation of discontinued, net of tax	-	(417)	(1,060)

	-	21,344	(1,060)

Net income (loss) for the year	$(16,711)	$7,766	$(7,087)

Basic and diluted EPS (Note 14):
Loss from continuing operations	(0.29)	(0.26)	(0.35)
Discontinued operations	-	0.42	(0.05)

	$(0.29)	$0.16	$(0.40)

Shares used in calculation (in thousands)	57,755	51,362	24,109

The accompanying notes are an integral part of these consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended December 31,
	2008	2007	2006
	(U.S. Dollars in thousands)

Cash flows from operating activities:
Net income (loss)	$(16,711)	$7,766	$(7,087)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Equity in losses (earnings) of affiliates	1,409	1,523	(1,610)
Realized and unrealized gains on investments, net	(1,254)	(725)	(5,496)
Gain on disposal of discontinued operations, net of tax	-	(21,761)	-
Gain on sale of fixed assets	6	(3,376)	(2,186)
Depreciation and amortization expense	12,931	1,367	1,967
Loss (gain) from amortization of tenants deposits	-	(677)	(1,747)
Impairment of investments	-	575	-
Non cash stock based compensation	1,365	782	720
Interest on convertible note to related party	-	815	-
Minority interests in profits (losses) of subsidiaries, net	1,400	1,427	(339)
Translation (gain) loss	(13,183)	2,967	(303)
Decrease (increase) in other assets	1,821	(17,387)	4,196
Increase (decrease) in accounts payable, accrued expenses and other	5,011	8,535	1,817
Investments made in trading securities	(81)	(23,803)	(49,994)
Proceeds from sale of trading securities	2,212	18,021	89,622
Gain from change in ownership interest in a subsidiary	(490)	-	-
Dividends received from affiliates	4,620	185	217

Net cash (used in) provided by operating activities	(944)	(23,766)	29,777

Cash flows from investing activities:
Deposits, notes and loans receivable collected	9,686	3,643	-
Deposits, notes and loans receivable granted	(54,552)	(10,000)	(10,001)
Capital improvements	(42,408)	(1,178)	(1,430)
Investments made in available for sale shares	(47,744)	-	-
Investments made in Gadot, net of cash(1)	(41,266)	(78,153)	-
Investments made in EMG, affiliates and others	(13,699)	(105,099)	(123,031)
Proceeds from sale of available for sale share	12,654	-	-
Proceeds from disposal of investments:
Affiliate and others	2,211	5,643	23,377
Proceeds from sale of Am-Hal(2),net	-	27,715	-
Proceeds from sale of fixed assets	3,948	7,694	3,800

Net cash used in investing activities	(171,170)	(149,735)	(107,285)

The accompanying notes are an integral part of these consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended December 31,
	2008	2007	2006
	(U.S. Dollars in thousands)

Cash flows from financing activities:
Proceeds from notes and loans payable issued	$120,158	$103,131	$6,015
Proceeds from long term loan from partnership minority	-	95,429	166
Notes and loans payable repaid	(65,005)	(37,000)	(11,210)
Proceeds from exercise of stock options and warrants	290	17,997	550
Debentures repaid and shares repurchased	(23,686)	-	-
Proceeds from issuance of shares, net	-	-	36,668
Proceeds from issuance of debentures	166,856	-	57,978
Deferred expense relating to issuance of debentures	(2,575)	-	(1,607)
Contribution (distribution) to partnership by minority interests	(407)	130	-
Dividends paid on preferred stock	-	-	(2,332)

Net cash provided by financing activities	195,631	179,687	86,228

Effect of exchange rate changes on cash and cash equivalents	897	1,348	3,699

Net increase in cash and cash equivalents	24,415	7,534	12,419
Cash and cash equivalents at beginning of year	44,267	36,733	24,314

Cash and cash equivalents at end of year	$68,682	$44,267	$36,733

Supplemental Disclosure of Cash Flow Information Cash paid during the year:
Interest	20,278	9,468	2,969

Income taxes paid	$60	$68	$66

Supplemental Disclosure of Non-Cash investing and financing activity:

Consideration for sale of an investment recorded as other assets	-	300	418

Consideration for sale of fixed assets recorded as other assets	-	-	800

Capital improvement recorded as account payable	-	-	868

Investment made in consideration for sale of shares capital	-	-	88,965

Investment made in investee by issuance of promissory note payable	-	-	20,000

Dividend from an equity investment recorded as payable accounts in previous period	-	-	5,060

Conversion of promissory note to class A stock	-	20,815	-

Issuance of shares for cash receipt on previous year	-	40,000	-

Conversion of preferred stock to class A stock	-	-	2,111

(1)	Assets and liabilities purchased in Gadot - see Note 3

(2)	Assets and liabilities disposed of in the sale of Am-Hal discontinued operation:

Current assets (net of cash and cash equivalents)	2,976
Fixed assets	69,781
Deferred tax	7,651
Debt	(15,295)
Deposits from tenants	(53,711)
Current liabilities	(2,974)
Minority interest	(2,526)
Difference from translation	52
Gain on disposal of Am-Hal	21,761

Proceeds from sale of Am-Hal	27,715

The accompanying notes are an integral part of these consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(U.S. Dollars in thousands)

	Class A stock
	Number of shares*	Amount	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total shareholders' equity

BALANCE AT JANUARY 1, 2008	63,277	63,277	189,899	47,931	(14,821)	(27,874)	258,412
CHANGES DURING 2008:
Net Loss				(16,711)			(16,711)
Unrealized gain from
marketable securities					(1,379)		(1,379)
Foreign currency
translation adjustments					(1,676)		(1,676)

Total comprehensive income							(19,766)
Shares issued for
investment made							-
Share based compensation
expense			1,364				1,364
Purchase of 1,366,415 shares						(1,075)	(1,075)
Reissuance of 89,750
treasury shares for
exercise of stock option				(158)		449	291

BALANCE AT DECEMBER 31, 2008	63,277	63,277	191,263	31,062	(17,876)	(28,500)	239,226

*In thousands

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(U.S. Dollars in thousands)

	Class A stock
	Number of shares*	Amount	Receipt on account of unallocated shares	Additional paid in capital	Warrants	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total shareholders' equity

BALANCE AT JANUARY 1, 2007	46,328	46,328	40,000	126,945	308	40,165	(17,059)	(27,874)	208,813
CHANGES DURING 2007:
Net income						7,766			7,766
Adjustment upon adoption of
FIN 48						(2,000)			(2,000)
Change in deferred tax
asset relating to adoption
of FIN 48						2,000			2,000

Unrealized gain from
marketable securities							(43)		(43)
Foreign currency
translation adjustments							710		710
Release of foreign currency
translation adjustment
relating to disposal of
subsidiary and affiliates							1,571		1,571

Total comprehensive income									10,004
Shares issued for
investment made	8,603	8,603	(40,000)	31,397					-
Shares issued upon
conversion of convertible
note	4,476	4,476		16,339					20,815
Share based compensation
expense				783					783
Issuance of shares for
exercise of Warrants	3,870	3,870	-	14,435	(308)				17,997

BALANCE AT DECEMBER 31, 2007	63,277	63,277	-	189,899	-	47,931	(14,821)	(27,874)	258,412

*In thousands

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(U.S. Dollars in thousands)

	Class A stock		4% Preferred stock		6.5% Preferred stock
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Receipt on account of unallocated shares	Additional paid in capital	Warrants	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total shareholders' equity

BALANCE AT JANUARY 1, 2006	25,827	25,827	114	571	641	3,207	-	58,252	-	51,223	(19,518)	(30,693)	88,869
CHANGES DURING 2006:
Net loss										(7,087)			(7,087)
Other comprehensive
income (loss):
Foreign currency
translation
adjustments											2,676		2,676
Unrealized gain on
marketable securities											109		109
Sale of available for
sale securities											(326)		(326)

Total comprehensive loss													(4,628)
Conversion of 110,848
4% preferred stock
and 518,887 6.5%
preferred stock into
Class A stock	2,111	2,111	(111)	(554)	(519)	(2,594)		1,037					-
Elimination of
treasury stock			(3)	(17)	(122)	(613)					(1,307)	1,937	-
Shares issued for
investment made	10,248	10,248					40,000	38,717					88,965
Shares issued and
warrants in a private
placement	8,142	8,142						28,219	308				36,669
Share based
compensation expense								720					720
Reissuance of 176,250
treasury stock for
exercise of stock
options										(332)		882	550
Dividend - 4%
Preferred stock - 6.5%										(285)			(285)

Preferred stock										(2,047)			(2,047)

BALANCE AT
DECEMBER 31, 2006	46,328	46,328	-	-	-	-	40,000	126,945	308	40,165	(17,059)	(27,874)	208,813

The accompanying notes are an integral part of these consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

(a)	General

(1)	Ampal-American Israel Corporation is a New York corporation founded in 1942. The Company primarily acquires interests in businesses located in the State of Israel or that are Israel-related.

(2)	As used in these financial statements, the term the “Company” refers to Ampal-American Israel Corporation (“Ampal”) and its consolidated subsidiaries. As to segment information see “Note 17".

(3)	The consolidated financial statements are prepared in accordance with accounting principals generally accepted in the United States of America (“US GAAP”).

(4)	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(b)	Consolidation

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

(d)	Foreign Exchange Derivative Contracts

        The Company’s derivative financial instruments consist of foreign currency forward exchange contracts and SWAP contracts. These contracts are utilized by the Company, from time to time, to manage risk exposure to movements in foreign exchange rates. None of these contracts qualify for hedge accounting. These contracts are recognized as assets or liabilities on the balance sheet at their fair value, which is the estimated amount at which they could be settled based on market prices or dealer quotes, where available, or based on pricing models. Changes in fair value are recognized currently in earnings.

        As of December 31, 2008, the Company had open foreign currency forward exchange contracts to purchase U.S. dollars and sell Euros in the amount of $1.6 million, to purchase Euro and sell U.S. dollars in the amount of $2.2 million, to purchase U.S. dollars and sell NIS in the amount of $5.0 million and to purchase NIS and sell U.S. Dollars in the amount of $5.0 million.

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

        As of December 31, 2008, the value of the currency SWAP resulted in a $4.2 million liability and an interest expense in the same amount.

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

        The company evaluates its allowance for doubtful accounts by analyzing specifically identified debts whose collection is doubtful.

(i)	Long – Lived Assets

        The assets are recorded at cost, depreciating these costs over the expected useful life of the related assets.

        Fixed assets of subsidiaries which existed at the time of the subsidiary’s acquisition by the company are included at their fair value as that date.

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

        (ii) Depreciation is computed by the straight-line method, on the basis of the estimated useful life of the assets.

        Annual rates of depreciation are as follows:

%

Vessels	7
Trailers	10 - 33.3
Land	-
Real estate	6 1/2
Storage tankers	4 - 10
Vehicles	15
Equipment	4-33
Rental improvement	*

        * As per the rental years remaining.

        Leasehold improvements are amortized by the straight-line method over the term of the lease, which is shorter than the estimated useful life of the improvements.

        (iii) Vessels are depreciated over their estimated economic lives. For the purpose of computing the depreciation, an estimation of the salvage value was deducted from the depreciable base of the ships.

        (iv) Vehicles leased by the companies under capital leases are presented as the companies’ assets and are recorded, at the inception of the lease, at the lower of the asset’s fair value or the present value of the minimum lease payments (not including the financial component).

(l)	Goodwill and Other Intangible Assets

        In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is not amortized but is subject to impairment tests annually on December 31 or more often when events or circumstances indicate that the carrying amount of goodwill may not be recoverable. A goodwill impairment loss is recognized to the extent the carrying amount of goodwill exceeds the implied fair value of goodwill. In accordance with SFAS 144, the Company assesses intangible assets subject to amortization, when events or circumstances indicate that the carrying amount of those assets may not be recoverable. Impairments of intangible assets are recognized when the carrying values of the assets are less than the expected cash flows of the assets on an undiscounted basis. All amortizable assets are amortized over their estimated useful lives.

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

        The Company recognizes revenue in accordance with Staff Accounting Bulletin (SAB) No. 104 – “Revenue Recognition”. Revenue is recognized when (a) the significant risks and rewards of ownership of the goods have been transferred to the buyer; (b) the Company retains neither continuing managerial involvement to the degree usually associated with ownership nor effective control over the goods sold; (c) the amount of revenue can be measured reliably; (d) it is probable that the economic benefits associated with the transaction will flow to the Company; and (e) the costs incurred or to be incurred in respect of the transaction can be measured reliably.

        Chemical income derives from the following activities: sales of a wide range of liquid chemicals, providing maritime shipping services of chemicals by ships and providing other services which include logistics and storage services for chemicals.

        Revenue for services is recognized as follows:

—	Revenues arising from the provision of marine transport services proportionally over the period of the marine transport services. As to voyages uncompleted in which a loss is expected, a full provision is made in the amount of the expected loss.

—	Revenues from chemical brokerage commissions are recognized when the right to receive them is created.

—	Rental income is recorded over the rental period. Revenues from services provided to tenants and country-club subscribers are recognized ratably over the contractual period or as services are performed. Revenue from amortization of tenant deposits (included in discontuinued operation) was calculated at a fixed periodic rate based on the specific terms in the occupancy agreement signed with the tenants.

—	Income from other services is recognized over the period during which those services are preformed.

(o)	Cash and Cash Equivalents

        Cash equivalents are short-term, highly liquid investments (bank accounts and bank deposits) that have original maturity dates of three months or less and that are readily convertible into cash.

        Cash equal to $2.7 million has been placed as a compensating balance for various loans provided to the Company.

(p)	Earning (loss) per share (EPS)

        Basic and diluted net earning (loss) per share are presented in accordance with SFAS No. 128 “Earnings per share” (“SFAS No. 128”) and with EITF 03-06 “participating securities and the two-class method under FAS 128". In 2008, 2007 and 2006, all outstanding stock options have been excluded from the calculation of the diluted loss per share because all such securities are anti-dilutive for these periods presented. Also, participating 4% Convertible Preferred Stock was not taken into account in the computation of the basic EPS in 2006, since its shareholders do not have contractual obligation to share in the losses of the Company.

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

        These shares are presented as a reduction of shareholders’ equity at their cost to the Company. Gains, net of losses and of the related tax, on the sale of these shares are carried to “other capital surplus”. Losses, net of gains, on the sale of these shares, are deducted from retained earnings.

        The Company records treasury shares repurchased at cost.

(t)	Recently Issued Accounting Pronouncements

SFAS No. 157 – Fair Value Measurements

        In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Company). In February 2008, the FASB deferred for one additional year the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of the parts of SFAS 157 that became effective in 2008 did not have a material impact on the Company’s financial statements. The Company is currently evaluating the impact, if any, the adoption of the remaining parts of SFAS 157 will have on its financial statements.

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

SFAS No. 161– Disclosures about Derivative Instruments and Hedging Activities

        In March 2008, FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 amends and expands the disclosure requirements of FAS 133 to clarify how and why companies use derivative instruments. In addition, FAS 161 requires more disclosures regarding how companies account for derivative instruments and the impact derivatives have on a company’s financial statements. This statement is effective for us beginning in 2009 and will only impact our disclosures. It will have no impact on our financial position, results of operations and cash flows.

SFAS No. 142-3 – Determination of the Useful Life of Intangible Assets

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

Note 2 – Investments

a. Non-current investments

        The balance of investments as of December 31, 2008 and 2007, are composed of the following items:

	As of December 31,
	2008	2007
	(U.S. Dollars in thousands)

EMG	$361,323	$361,323

Investment in Affiliates	13,385	9,339

Other Investments	904	1,129

	$375,612	$371,791

b. Marketable securities

        The Company’s investments in Marketable securities are mainly in government debentures and the Company classifies such investments as trading securities or available-for-sale securities.

(a)	Trading Securities

The cost and market values of Trading securities at December 31, 2008 and 2007 are as follows:

		Cost	Unrealized Gains	Unrealized (Loss)	Market Value
		(U.S. Dollars in thousands)

Trading stocks	2008	$17	$-	$(12)	$5
Debentures	2008	$4,207	$314	$(130)	$4,391

		4,224	314	(142)	4,396

Trading stocks	2007	$141	$34	$(2)	$173
Debentures	2007	$6,095	$261	$(7)	$6,349

		6,236	295	(9)	6,522

(b)	Available-For-Sale Securities

		Cost	Unrealized gains	Unrealized (Loss)	Market Value
		(U.S. Dollars in thousands)

Trading stocks	2008	$734	$-	$-	$734
Debentures	2008	$48,657	$633	$(1,561)	$47,729

		49,391	633	(1,561)	48,463

Trading stocks	2007	$2,199	$-	$(17)	$2,182
Debentures	2007	$13,804	$-	$(49)	$13,755

		16,003	-	(66)	15,937

Note 3 – Acquisitions and Dispositions

a)	In 2008, the Company made the following investments:

1.	On June 3, 2008, Ampal completed its acquisition of an additional 14.98% of the outstanding ordinary shares (14.71% on a fully diluted basis) of Gadot Chemical Tankers and Terminals Ltd. (“Gadot”) through its wholly owned subsidiary Merhav Ampal Energy Ltd. (“MAE”). The total consideration was $17.7 million. The consideration was financed with Ampal’s own resources and with borrowings in the amount of $11.3 million.

The acquisition was accounted for by the purchase method. The consideration for the acquisition was attributed to net assets on the basis of fair value of assets acquired and liabilities assumed, based on an appraisal performed by management, which included a number of factors, including the assistance of independent appraisers.

The identified tangible and intangible assets acquired amounted to approximately $5.8 million and $6.4 million, respectively. The main assets included are ships and tankers and option to purchase and lease ships, of approximately $4.0 million and $4.5 million, respectively, to be amortized over an estimated useful life of 12 and 5 years, respectively.

On August 12, 2008, Ampal completed its acquisition of an additional 20.6% of the outstanding ordinary shares and 66.76% of the outstanding convertible debentures of Gadot and now indirectly holds 100% of the outstanding ordinary shares (99.99% on a fully diluted basis) of Gadot through MAE. The total consideration was $23.3 million. The consideration was financed with Ampal’s own resources and with borrowings in the amount of $15.4 million.

The acquisition was accounted for by the purchase method. The consideration for the acquisition was attributed to net assets on the basis of fair value of assets acquired and liabilities assumed, based on an appraisal performed by management, which included a number of factors, including the assistance of independent appraisers.

The identified tangible and intangible assets acquired amounted to approximately $3.4 million and $4.3 million, respectively. The main assets included are ships and tankers and option to purchase and lease ships, of approximately $4.4 million and $3.2 million, respectively, to be amortized over an estimated useful life of 12 and 5 years, respectively.

These transactions follow the acquisition by Ampal of a 65.5% controlling interest (63.66% on a fully diluted basis) in Gadot on December 3, 2007.

As a result of these transactions, Gadot is now a wholly owned subsidiary of the Company and its shares and debentures have been delisted from the Tel Aviv Stock Exchange (the “TASE”).

Gadot and its group of companies form Israel’s leading chemical distribution organization. Gadot ships, stores, and distributes liquid chemicals, oils, and a large variety of materials to the local industry. For further information regarding Gadot, see Item 1 “– Chemicals – Gadot Chemical Tankers and Terminals Ltd.” Of Ampal’s Annual Report on Form 10-K for the year ended December 31, 2008.

2.	Option Agreement for Sugarcane Ethanol Project in Colombia

On May 29, 2008, Ampal loaned Merhav M.N.F. Ltd. (“Merhav”) $10.0 million, in addition to the currently outstanding $10.0 million that were loaned on December 25, 2007, to fund the sugarcane ethanol production project (the “Project”) in Colombia being developed by Merhav The additional loan was made pursuant to the existing promissory note, dated as of December 25, 2007, by Merhav in favor of Ampal (the “Promissory Note”). The Promissory Note was given in connection with an option agreement dated December 25, 2007 (the “Original Option Agreement”), with Merhav providing Ampal with the option (the “Option”)to acquire up to a 35% equity interest in the Project. The loan will be convertible into all or a portion of the equity interest purchased pursuant to the Original Option Agreement.

On December 25, 2008, Ampal entered into an amendment (the “Option Amendment”) to the Original Option Agreement. Under the Original Option Agreement, the Option expired on the earlier of December 25, 2008 or the date (the “Financing Date”) on which both (i) Merhav obtained third-party debt financing for the Project and (ii) an unaffiliated third party holds at least a 25% equity interest in the Project. The Option Amendment extends the expiration of the Option to the earlier of December 31, 2009 or the Financing Date.

The Option Amendment also provides that in determining the price to be paid by Ampal for shares pursuant to the option under the Valuation Model (as defined below), the parties have agreed to review the discount rate set forth in the Valuation Model to determine whether the discount rate should be increased, provided, however, that the purchase price shall not exceed the amount Ampal would have paid without giving effect to the Option Amendment. The maximum purchase price for any interest in the Project purchased by Ampal pursuant to the option would be (A) with respect to any portion of such interest being purchased by conversion of the outstanding balance of the Amended Promissory Note referred to below, the lesser of (i) a price based on a currently agreed valuation model as updated from time to time to reflect changes in project, financing and other similar costs (the “Valuation Model”) as such updates are reviewed by Houlihan Lokey Howard &Zukin at the time of the option’s exercise or (ii) the lowest price paid by any unaffiliated third party for an interest in the Project, or (B) with respect to any portion of such interest in the Project being purchased in excess of the balance of the Amended Promissory Note, the lowest price paid by an unaffiliated third party for its interest in the Project, unless no unaffiliated third party has purchased an interest in the Project, in which case the purchase price will be based on the Valuation Model.

In consideration for Merhav entering into the Option Amendment, Ampal agreed to certain amendments to the Promissory Note reflected in an Amended and Restated Promissory Note, dated December 25, 2008 (the “Amended Promissory Note”). The Amended Promissory Note provides for (i) an increase in the annual interest rate from LIBOR plus 2.25% to LIBOR plus 3.25% and (ii) an extension of the maturity date of the Promissory Note to December 31, 2009. As a condition to amending and restating the Promissory Note, Ampal received a personal guaranty dated as of December 25, 2008, from Yosef A. Maiman personally guaranteeing the obligations of Merhav under the Amended Promissory Note.

The loan continues to be secured by Merhav’s pledge to Ampal, pursuant to a Pledge Agreement dated December 25, 2007, between Merhav and Ampal, of all of the shares of Ampal’s Class A Common Stock, par value $1.00 per share, owned by Merhav.

Yosef A. Maiman, the Chairman, President and CEO of Ampal and a member of the controlling shareholders group of Ampal, is the sole owner of Merhav. Because of the foregoing relationship, a special committee of the Board of Directors composed of Ampal’s independent directors negotiated and approved the transaction.

3.	Additional investment of $2.1 million in GWE.

4.	A loan to Bay Heart Ltd. (“Bay Heart”) of $8.6 million, for a shopping mall in Haifa, Israel.

5.	On September 22, 2008, Gadot purchased from Milchen Communications Ltd. (“Milchen”) a segment of its activities engaged in operating a sales agency in Israel representing well-known manufacturers, selling a wide range of products, including chemicals and polymers and other materials for the printing and press industry. Gadot purchased this segment of activity for approximately $1.3 million, out of which approximately $0.4 million were paid for material inventory and approximately $0.9 million for goodwill.

b)	In 2008, Ampal made the following dispositions:

1.	During 2008, the Company received proceeds in the total amount of $0.2 million from the sales of certain investments by FIMI Opportunity Fund, L.P. (“FIMI”).

2.	On March 2008, the Company received $0.3 million from the sale of certain assets by PSINet Europe, one of the holdings of Telecom Partners (“TP”).

3.	On August 7, 2008, the Company signed an agreement for the sale of its 50% holdings of Country Club Hod Hasharon Sport Center for a consideration of $2 million.

4.	During 2008, the Company received $0.6 million from the sale of certain assets by Ophir Holdigns Ltd.

c)	In 2007, the Company made the following investments:

1.	On December 3, 2007, Ampal completed its acquisition of 65.5% of the control and ownership (63.66% on a fully diluted basis) of Gadot. The total consideration including direct transaction expenses was $91.2 million. The cash consideration was financed with Ampal’s own resources and with borrowings in the amount of $60.7 million.

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

	2007	2006
	U.S. dollars in thousands except earning per share (unaudited)

Total revenues	$409,106	$241,750
Income (loss) from continuing operations	(3,224)	1,222

Basic and diluted Earning per share:
Loss income from continuing operations	(0.06)	(0.05)

2.	During 2007, the Company made an additional investment in East Mediterranean Gas Company S.A.E. (“EM as follows:

On June 4, 2007, EMG called for additional capital from its shareholders. As a result, Ampal paid an additional $5.8 million in order to maintain its pro rata beneficial interest in EMG.

On November 29, 2007, Ampal and the Israel Infrastructure Fund (“IIF”), leading a group of institutional investors (the “Investors”), purchased a 4.3% interest in EMG, through Merhav Ampal Energy Holdings, LP, an Israeli limited partnership (the “Joint Venture”), from Merhav M.N.F. Ltd. for a purchase price of approximately $95.4 million, using funds provided by the Investors. In addition to the Joint Venture’s purchase from Merhav., Ampal contributed into the Joint Venture an additional 4.3% interest in EMG already held by Ampal. The Joint Venture now holds a total of 8.6% of the outstanding shares of EMG. Ampal’s contribution was valued at the same price per EMG share as the Joint Venture’s purchase. This amount is equivalent to the purchase price (on a per share basis) paid by Ampal for its December 2006 purchase of EMG shares from Merhav, which was accounted for as a transfer of assets between entities under common control, which resulted in Merhav transferring the investment in EMG to Ampal at carrying value. Due to the nature of Merhav Merhav’s operations, Merhav.would be treated as an investment company under US GAAP, and as such, the carrying value of the investment in EMG would equal fair value. On this basis, the said investment in EMG was transferred to Ampal at carrying value, which also equals fair value. Based on the terms stipulated in the shareholders agreement of the general partner of the Joint Venture, Ampal and Israel Infrastructure G.P. Ltd. have equal rights in governing the affairs of the Joint Venture. However, in certain events and under certain conditions, matters relating to decisions on how to vote the EMG shares held by the Joint Venture shall be decided by the directors of the general partner of the Joint Venture appointed by Ampal. As such, Ampal has consolidated the results of the Joint Venture in its financial statements.

The Company’s Financial Statements reflect a 16.8% interest in shares of EMG, with 8.2% held directly and 8.6% held through the Joint Venture (of which Ampal owns 50%).

Yosef A. Maiman, the Chairman, President and CEO of the Company and a member of the controlling shareholder group of the Company, is the sole owner of Merhav.

3.	Wind Energy Joint Venture

On November 25, 2007, Merhav Ampal Energy Ltd. (“MAE”) signed a joint venture agreement with Clal Electronics Industries Ltd. (“Clal”), an Israel-based holding company, for the formation of a joint venture that will focus on the new development and acquisition of controlling interests in wind energy projects outside of Israel. The joint venture, owned equally by Clal and the Company through MAE, will seek to either develop or acquire wind energy opportunities with a goal of establishing at least 150MW of installed capacity within the next 3.5 years.The joint venture’s initial project is the development of a wind farm in Greece. The Company has approved a $25 million budget for these projects

4.	Option Agreement for Sugarcane Ethanol Project in Colombia

On December 25, 2007, Ampal entered into the Original Option Agreement referred to above with Merhav providing Ampal with the Option to acquire up to a 35% equity interest in the Project being developed by Merhav under the Original Option Agreemnt, the Option was to expire on the earlier of December 25, 2008 or the date on which both (i) Merhav has obtained third-party debt financing for the Project and (ii) an unaffiliated third party holds at least a 25% equity interest in the Project. The Original Option Agreement provided that the purchase price for any interest in the Project purchased by Ampal pursuant to the Original Option Agreement would be (A) with respect to any portion of such interest being purchased by conversion of the outstanding balance of the Promissory Note, the lesser of (i) a price based on a currently agreed Valuation Model as updated from time to time to reflect changes in project, financing and other similar costs as such updates are reviewed by Houlihan Lokey Howard & Zukin Financial Advisors, Inc. at the time of the option’s exercise or (ii) the lowest price paid by any unaffiliated third party for an interest in the Project, or (B) with respect to any portion of such interest in the Project being purchased in excess of the balance of the Promissory Note, the lowest price paid by an unaffiliated third party for its interest in the Project, unless no unaffiliated third party has purchased an interest in the Project, in which case the purchase price will be based on the Valuation Model. As described in Note 3(a) above, the Original Option Agreement was amended by the Option Amendment.

As stated above, Ampal loaned Merhav M.N.F. Ltd. $10 million to fund the purchase of the 11,000 hectares of property in Colombia required for growing sugarcane and the construction of an ethanol production facility for the Project, pursuant to the Promissory Note, dated as of December 25, 2007, by Merhav in favor of Ampal. Under the Promissory Note, Ampal agreed to advance up to an additional $10 million to fund the Project pursuant to the Promissory Note. Under the Promissiory Note, the loan bore interest at an annual rate equal to LIBOR plus 2.25%, and was convertible into all or a portion of the equity interest purchased pursuant to the option. As stated in Note 3(a) above, the Promissory Note was amended by the Amended Promissory Note.

As security for the loan, Merhav has pledged to Ampal, pursuant to a pledge agreement, dated December 25, 2007, between Merhav and Ampal, all of the shares of Ampal’s Class A Stock, par value $1.00 per share, owned by Merhav.

Yosef A. Maiman, the Chairman, President and CEO of Ampal and a member of the controlling shareholders group of Ampal, is the sole owner of Merhav Because of the foregoing relationship, a special committee of the Board of Directors composed of Ampal’s independent directors negotiated and approved the transaction. Houlihan Lokey Howard &Zukin Financial Advisors, Inc., which has been retained as financial advisor to the special committee, advised the special committee on this transaction.

5.	Additional investment of $0.1 million in FIMI

6.	A loan to Bay Heart of $3.6 million, for a shopping mall in Haifa, Israel.

d)	In 2007, Ampal made the following dispositions:

1.	On May 21, 2007, the Company closed the sale of its equity method holdings in Carmel Containers Limited (“CWI”), a packaging manufacturer affiliate based in Israel. Pursuant to this transaction, Ampal and its subsidiaries sold to Carmel an aggregate of 522,350 ordinary shares of Carmel for an aggregate sales price of approximately $4.6 million. The Company recorded no gain since impairment was recorded in the first quarter of 2007.

2.	During 2007, the Company received proceeds in the total amount of $0.8 million from the sales of certain investments by FIMI.

3.	On August 5, 2007, the Company completed the sale of its holdings in Am-Hal Ltd. (“Am-Hal”) for an aggregate consideration of $29.3 million and recorded a gain of approximately $29.4 million (approximately $21.7 million, net of taxes). The gain and Am-Hal’s results of operations until June 30, 2007, were recorded as discontinued operations for all periods presented.

4.	On December 2007 Chem-Tankers C.V. sold a ship for $6.9 million (capital gain of $3.4 million).

e)	In 2006, the Company made the following investments:

1.	During 2006, the Company made additional investments of $229.9 million in EMG as follows:

The Company, through MAE, a wholly-owned subsidiary of the Company, entered into an agreement with Merhav for the purchase from Merhav a portion of its interest in EMG, an Egyptian joint stock company. The sole owner of Merhav is Yosef A. Maiman, who is also the Chairman, President and CEO of the Company and a member of the controlling shareholder group of Ampal.

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

The purchase price for the shares was approximately $128.3 million, of which approximately $68.3 million was paid in cash, $40 million was paid in 8,602,151 shares of the Company’s Class A Stock and the balance was satisfied by the issuance of a promissory note in the principal amount of $20 million (the “Convertible Promissory Note”), which, at the option of Merhav, could have been paid in cash, additional shares of the Company Class A Stock (based on a price per share of $4.65 per share), or a combination thereof. As permitted under the stock purchase agreement, Merhav assigned its right to the 8,602,151 Shares to De Majorca Holdings Limited (“De Majorca”) as part of Merhav’s restructuring process. The Convertible Promissory Note bore interest at 6 months LIBOR (5.375%) and matured on the earlier of September 20, 2007 or upon demand by Merhav. On September 20, 2007, Merhav exercised its option to convert the outstanding balance of $20.8 million (which includes accrued interest of $0.8 million) on the Convertible Promissory Note into 4,476,389 shares of Class A Stock of the Company. As a result of this transaction, Ampal beneficially owns 16.8% of the total outstanding shares of EMG (8.6% of which is held by the Joint Venture, of which Ampal owns 50%). The issuance of the 8,602,151 shares and the shares underlying the Convertible Promissory Note received the approval of the shareholders of the Company on February 7, 2007, as required by the marketplace rules of the NASDAQ Global Market. Due to the agreement of the controlling shareholder group to vote in favor of the issuance of these shares to Merhav as of the closing date of the EMG transaction (which ensured that the proposal would be adopted by the requisite shareholder vote on February 7, 2007), the Company classified for accounting purposes the sale of these shares as part of the exchange with Merhav on December 21, 2006, and recognized the $40 million within shareholders’ equity as “Receipt on account of unallocated shares.” The investment in EMG is included in the energy segment.

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

2.	Additional investment of $0.4 million in FIMI.

3.	A loan to Bay Heart of $1.7 million, for a shopping mall in Haifa, Israel

f)	In 2006, Ampal made the following dispositions (none of which were discontinued operations):

1.	In June and December 2006, the Company received proceeds in the total amount of $0.6 million from the sales of certain investments by FIMI.

2.	On June 13, 2006, the Company sold its holdings in Coral World International for $21.0 million and recorded a gain of $4.2 million. The gain is included in the leisure-time segment.

3.	In March 2006, the Company received additional proceeds from the sale of Modem Art Ltd. in the amount of $0.6 million.

4.	In April 2006, the Company received additional proceeds in the amount of $0.4 million from the sale of certain assets by PSINet Europe, one of the holdings of Ampal’s investee company, TP.

5.	On May 8, 2006, the Company sold its holdings in Ophir Holdings Ltd. for $1.1 million and recorded a loss of $1.0 million.

6.	In September 2006, the Company sold the building in Tel-Aviv containing its headquarters for a proceeds of $4.6 million and recorded a gain of $2.2 million. The new owner agreed to lease to the Company the office space containing the Company’s headquarters for a period of up to 2 years commencing on November 28, 2006. The annual rent for this lease was $162,000. The gain from the sale is included in the real-estate segment.

Note 4 – Fair value measurement

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

Financial assets and liabilities measured at fair value on a recurring basis as at December 31, 2008 consisted of the following (in thousands):

Fair Value Measurements as at December 31, 2008 Using:

	Level 1	Level 2	Total

Trading securities *	$4,396	$-	$4,396
Available for sale securities *	48,463	-	48,463
Derivative assets - forward agreements	-	9,601	9,601
Derivative liabilities **	-	(14,323)	(14,323)

Total	$52,859	$(4,722)	$48,137

Marketable securities that are classified in level 1 consist of available-for-sale and trading securities for which market prices are readily available and marketable securities that are classified in level 2 consist of trading securities for which there are quoted prices in active broker’s markets. The fair value of derivative assets are determined based on inputs that can be derived from information available in publicly quoted markets. Unrealized gains or losses from available-for-sale securities are recorded in accumulated other comprehensive (loss) income.

* The trading securities and available for sale securities are mainly traded debentures

** Out of which $ 4.2 million is attributable to a SWAP agreement and the remaining to forward agreements.

Note 5 – Intangible assets

The following table presents the components of the Company’s acquired intangible assets with definite lives:

		Original amount		Amortized balance
		December 31		December 31
	Weighted average amortization period	2007	2008	2007	2008
	Years	U.S. $ in thousands

Options to purchase ships *	At time of exercise	1,662	4,653	$1,662	$4,653
Ships leasing	2-4	3,331	6,192	3,325	4,512
Supplier relation	8-9	3,460	4,882	3,405	3,839
Customer relation	18-19	1,050	2,064	1,041	1,779

Identifiable intangible assets		9,503	17,791	9,433	14,783

The annual estimated amortization expense relating to Ampal’s amortizable intangible assets existing as of December 31, 2008, for each of the four years in the period ending December 31, 2012, is approximately $2.1 million.

* The options expire in 2009 and 2012.

Note 6 – Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 are as follows:

(U.S. $ in thousands)

Balance as of January 1, 2007	$0
Changes during 2007:
Goodwill acquired during the year	$50,406
Balance as of December 31, 2007	$50,406
Changes during 2008:
Goodwill acquired during the year	$906
Translation differences	$244
Balance as of December 31, 2008	$51,556

As part of the purchase of Gadot, the Company recorded the goodwill and as such it is part of the chemical segment.

Note 7 - Fixed assets

The balance of fixed assets as of December 31, 2008 and 2007 is comprised as follows:

	As of December 31,
	2008	2007
	(U.S. Dollars in thousands)

Cost:

Vessels	$66,526	$23,821
Trailers	10,262	7,539
Land	2,843	2,180
Real estate	17,629	21,785
Tankers	19,704	17,054
Motor vehicles	1,866	1,713
Equipment	3,192	1,693
Leashold improvement	3,347	919

	125,370	76,704

Accumulated depreciation	13,175	3,697

Fixed assets, net	$112,195	$73,007

Depreciation expenses amounted to approximately $9,345, $417and $208 (in thousands) for the years ended December 31, 2008, 2007 and 2006, respectively.

Note 8 – Notes and Loans Payable

Notes issued to institutional investors in Israel (in the amount of $96 million), the convertible note issued to Merhav and other loans payable pursuant to bank borrowings are either in U.S. dollars, linked to the Consumer Price Index in Israel or in unlinked New Israel Shekels, with interest rates varying depending upon their linkage provision and mature between 2008-2019.

The Company finances its general operations and other financial commitments through bank loans from Bank Hapoalim, Union Bank of Israel and Israel Discount Bank Ltd. (“IDB”). As of December 31, 2008, the outstanding indebtedness under these bank loans totaled $379.7 million and the loans mature through 2008-2019

As of December 31, 2008, the Company has a $8.3 million loan with Union Bank of Israel that bears interest at the rate of LIBOR plus 2% to be repaid in six annual installments commencing on April 2, 2008 and various other loans with Union Bank of Israel in the aggregate amount of $7.7 million bearing interest at rates between 4.7% and 5.25% to be repaid until 2009.

As of December 31, 2008, the Company has a $18 million loan with Bank Hapoalim as part of a $27 million dollar loan facility. The funds borrowed under the loan facility are due in six annual installments commencing on December 31, 2007 and bear interest at an annual rate of LIBOR plus 2%. The related loan agreement contains financial and other covenants including an acceleration of payment upon the occurrence of certain changes in the ownership of the Company’s Class A Stock. As of December 31, 2008, the Company is in compliance with its debt covenants.

A short term loan from Bank Hapoalim in the amount of $3.5 million bears interest of 5.8% and is to be repaid by December 31, 2009.

Other long term borrowings in the amount of $0.2 million are linked to the Consumer Price Index in Israel, mature between 2009 and 2010 and bear annual interest of 5.7%.

As of December 31, 2008, Gadot, a wholly owned subsidiary of Ampal, has short term loans, including current maturities, payable in the amount of $95.9 million and long term loans payable in the amount of $62.2 million. The various short term loans payable are either unlinked or linked to the USD or Euro and bear interest at rates between 3% to 7%. The various long term loans payable are either unlinked or linked to the Consumer Price Index in Israel or linked to the USD or Euro and bear interest at rates between 4.4% to 11.38%.

Ampal funded the Gadot transaction with a combination of available cash and the proceeds of a new credit facility, dated November 29, 2007 between MAE and IDB, for approximately $60.7 million which amount was increased on June 3, 2008, on the same terms and conditions, by approximately $11.3 million and also was increased on September 23, 2008, on the same terms and conditions, by approximately $15.4 million (the “Credit Facility”). The Credit Facility is divided into two equal loans of approximately $43.7 million. The first loan is a revolving loan that has no principal payments and may be repaid in full or in part on December 31 of each year until 2019, when a single balloon payment will become due. The second loan also matures in 2019, has no principal payments for the first 1.5 years, and shall thereafter be paid in equal installments over the remaining 9.5 years of the term. Interest on both loans accrues at a floating rate equal to LIBOR plus a percentage spread and is payable on a current basis. Ampal has guaranteed all the obligations of MAE under the Credit Facility and Ampal’s interest in Gadot has also been pledged to IDB as a security for the Credit Facility. Yosef Maiman has agreed to maintain ownership of a certain amount of the Company’s Class A Common Stock. The Credit Facility contains customary affirmative and negative covenants for credit facilities of this type.

The weighted average interest rates and the balances of these short-term borrowings at December 31, 2008 and December 31, 2007 were 5.1% on $157.2 million and 6.3% on $136.6 million, respectively.

Payments due as of December 31, 2008:

	(U.S. Dollars in thousands)
	Short-Term Debt	Long-Term Debt	Total

2009	$157,233	$-	$157,233
2010		119,707	119,707
2011		23,262	23,262
2012		22,468	22,468
2013		15,345	15,345
After year 2013		41,717	41,717

	$157,233	$222,499	$379,732

Note 9 – Debentures

        On April 29, 2008, Ampal completed a public offering in Israel of NIS 577.8 million (approximately $166.8 million) aggregate principal amount of Series B Debentures due 2017. The debentures are linked to the Israeli consumer price index and carry an annual interest rate of 6.6%. The debentures rank pari passu with Ampal’s unsecured indebtedness. The debentures will be repaid in five equal annual installments commencing on January 31, 2012, and the interest will be paid semi-annually. As of December 31, 2008, the outstanding debt under the debentures amounts to $138.7 million, due to the change in valuation of the New Israeli Shekel as compared to the U.S. dollar. Ampal deposited an amount of $44.6 million with Clal Finance Trusties 2007 Ltd. in accordance with a trust agreement dated April 6, 2008, to secure the first three years worth of payments of interest on the debentures. As of December 31, 2008 the outstanding amount of the deposit was $35.8 million.

        On November 20, 2006, the Company entered into a trust agreement with Hermetic Trust (1975) Ltd. pursuant to which the Company issued notes to institutional investors in Israel in the principal aggregate amount of NIS 250,000,000 (approximately $58.0 million) with an interest rate of 5.75%, which is linked to the Israeli consumer price index. The notes shall rank pari passu with the Company’s unsecured indebtedness. The notes will be repaid in five equal annual installments commencing on November 20, 2011, and the interest will be paid semi-annually. As of December 31, 2008, the outstanding debt under the notes amounts to $69.0 million, due to the change in valuation of the New Israeli Shekel as compared to the U.S. dollar. The Company deposited an amount of $10.2 million with Hermetic Trust (1975) Ltd. to secure the first three years worth of payments of interest on the debentures. As of December 31, 2008, the outstanding amount of the deposit was $3.8 million. Prior to the issuance of the debentures Midroog Ltd., an affiliate of Moody’s Investors Service, rated the Company as A3.

	Series A Debentures		Series B Debentures
	par value in NIS	U.S. Dollars in thousands	par value in NIS	U.S. Dollars in thousands
Date of issuance	November 20, 2006		April 29, 2008
Linkage	consumer price index		consumer price index
Interest	5.75%		6.6%
Maturity date	November, 2015		January, 2016
Issuance	250,000,000	57,978	577,823,000	166,856
Purchased in 2008	5,074,418	1,403	68,723,757	19,003
Balance as of December 31, 2008	244,925,582	68,995	509,099,243	138,661

        As of December 31, 2008, Gadot had $0.1 million outstanding under its convertible debentures. The debentures are linked to the Consumer Price Index in Israel, bear annual interest at the rate of 6.5%, and are repayable in December 5, 2009. The debentures are convertible into ordinary shares of Gadot.

        As of December 31, 2008, Gadot had $11.4 million outstanding under its other debentures. These debentures are not convertible into shares and are repayable in five equal annual installments on September 15 of each of the years 2008 through 2012. The outstanding balance of the principal of the debentures bears annual interest at the rate of 5.3%. The principal and interest of the debentures are linked to the Consumer Price Index in Israel and the interest is payable in semi-annual installments on March 15 and September 15 of each of the years 2006 through 2012.

Note 10 – Accounts payable accrued expenses and others

(a)	The balance of accounts payable accrued expenses and others as of December 31, 2008 and 2007 is comprised as follows:

	As of December 31,
	2008	2007
	(U.S. Dollars in thousands)

Short term:
Deferred income	$1,254	$2,827
Accrued expenses	32,607	21,619
Trade	43,823	45,844

Others	6,241	3,479

	83,925	73,769

Long term:
Others	9,476	12,760

	$93,401	$86,529

(b)	Accrued severance liabilities

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

The Company’s liability for severance pay pursuant to Israeli law is partly covered by insurance policies. The accrued severance pay liability of $9.5 million, is included in accounts payable, accrued expenses and other liabilities – others.

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

Note 11 – Minority Interest, net

The minority interest as of December 31, 2008, is mostly attributable to the Merhav Ampal Energy LP.

The minority interest as of December 31, 2007, is mostly attributable to the public holding of 34.52% of Gadot’s shares.

Note 12 – Shareholders’ Equity

Set forth below is our treasury stock as of December 31, 2008, 2007 and 2006:

	Fiscal Year Ended December 31,
	2008	2007	2006
	(U.S. Dollars in thousands, except share amounts per share data)

TREASURY STOCK:
4% PREFERRED STOCK
Balance, beginning of year 3,350 shares	$-	$-	$(84)
Elimination of treasury stock 3,350 shares	-	-	84

Balance, at the end of year	$-	$-	$-

6-1/2% PREFERRED STOCK
Balance, beginning and end of year 122,536 shares	$-	$-	$(1,853)
Elimination of treasury stock 122,536 shares	-	-	1,853

Balance, at the end of year	$-	$-	$-

CLASS A STOCK
Balance, beginning of year - 5,574,789, 5,574,789 and 5,751,039 shares, at cost	$(27,874)	$(27,874)	$(28,756)
Shares purchase 1,366,415	(1,075)	-	-
Issuance of 89,750 and 176,250 shares	449	-	882

Balance, end of year - 6,851,454, 5,574,789 and 5,574,789 shares, at cost	$(28,500)	$(27,874)	$(27,874)

Balance end of year	$(28,500)	$(27,874)	$(27,874)

Note 13 – Stock Options

        On February 15, 2000, the Stock Option Committee approved a new Incentive Plan (“2000 Plan”), under which the Company has reserved 4 million shares of Class A Stock, permitting the granting of options to all employees, officers and directors. The 2000 Plan was approved by the Board of Directors of Ampal (the “Board”) at the meeting held on March 27, 2000 and was approved by a majority of the Company’s shareholders at the June 29, 2000 annual meeting of shareholders. The plan remains in effect for a period of ten years. As of December 31, 2008, 2,921,000 options under the 2000 Plan are outstanding.

        The option term is for a period of ten years from the grant date for the options granted under the 2000 Plan. If the options are not exercised and the shares not paid for by such date, all interests and rights of any grantee shall expire. These options were granted for no consideration.

        The options granted under the 2000 Plan (collectively, the “Plans”) may be either incentive stock options, at an exercise price to be determined by the Stock Option Compensation Committee (the “Committee”) but not less than 100% of the fair market value of the underlying options on the date of grant, or non-incentive stock options, at an exercise price to be determined by the Committee. The stock options granted under the plans were granted either at market value or above. Under the Plans, the Committee may also grant, at its discretion, “restricted stock”, “dividend equivalent awards”, which entitle the recipient to receive dividends in the form of Class A Stock, cash or a combination of both and “stock appreciation rights,” which permit the recipient to receive an amount in the form of Class A Stock, cash or a combination of both, equal to the number of shares of Class A Stock with respect to which the rights are exercised multiplied by the excess of the fair market value of the Class A Stock on the exercise date over the exercise price. During 2008, no such compensation instruments were granted by the Committee.

        Under each of the Plans, all granted but unvested options become immediately exercisable upon the occurrence of a change in control of the Company.

        The weighted average grant date fair value of options granted during 2008, 2007 and 2006 was 0.477, 2.273 and 2.366, respectively.

        On December 8, 2008, Ampal’s Stock Option and Compensation Committee and its Board of Directors approved the repricing of outstanding options to purchase, in the aggregate, 2,270,000 shares of Ampal’s Class A Stock, which were previously granted to ten of the Company’s current employees, executive officers and directors pursuant to Ampal’s 2000 Incentive Plan. The outstanding options had been originally issued with exercise prices ranging from $3.12 to $5.35 per share, which represented the then current market prices of Class A Stock on the dates of the original grants. The repricing was effected by canceling the outstanding options, and granting to each holder of cancelled outstanding options a new option, with a 10 year term, to purchase the total number of shares of Class A Stock underlying such cancelled outstanding options, at an exercise price equal to $1.17 per share, the closing price of Class A Stock on NASDAQ on December 5, 2008, the most recent closing price prior to the approval by the Board of Directors and the Compensation Committee. The repriced options maintain the vesting schedule of the cancelled outstanding options.

        The following table summarizes the activity of both Plans for the years 2008, 2007 and 2006 respectively:

	Options (in thousands)	Weighted- Average Exercise Price (U.S. Dollars)		Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value U.S. Dollars in (thousands)

Outstanding at January 1, 2008	2,434	$1.43	*
Granted at fair value	580	$1.17
Exercised	(89)	$3.31
Forfeited	(4)	$3.50
Expired	-	$-

Outstanding at December 31, 2008	2,921	$1.53		7.13	(2,470)

Exercisable at December 31, 2008	1,815	$1.26		5.57	(1,227)
* After repricing,

	Options (in thousands)	Weighted- Average Exercise Price (U.S. Dollars)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value U.S. Dollars in (thousands)

Outstanding at January 1, 2007	2,164	$3.83
Granted at fair value	270	$5.35
Exercised	-	$-
Forfeited	-	$-
Expired	-	$-

Outstanding at December 31, 2007	2,434	$4.00	7.15	8,251

Exercisable at December 31, 2007	1,433	$3.49	6.0	5,589

	Options (in thousands)	Weighted- Average Exercise Price (U.S. Dollars)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value U.S. Dollars in (thousands)

Outstanding at January 1, 2006	2,024	$3.37
Granted at fair value	630	$5.06
Exercised	(176)	$3.12
Forfeited	(284)	$3.50
Expired	(30)	$5.94

Outstanding at December 31, 2006	2,164	$3.83	7.70	2,078

Exercisable at December 31, 2006	1,111	$3.24	6.26	1,644

Valuation and Expenses under 123R

        The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted below. The company developed an expected option term assumption based on exercise patterns of the company. Expected volatility is based on the historical volatility of the Class A common stock. The risk free rate is based on the U.S. Treasury yield curve for a term consistent with the expected life of the award, in effect at the date of grant.

        The fair value of options granted during the years ended December 31, 2008, 2007 and 2006 were estimated using the following weighted average assumptions: (1) expected life of options of 5, 6 and 6 years, respectively; (2) dividend yield of 0%; (3) volatility of 44.06%, 35.64% and 41.11%, respectively; and (4) risk free interest of 1.86%, 4.30% and 4.42%, respectively.

        Total stock-based compensation expense recognized under SFAS No. 123R, was approximately $1,365,000 and $783,000 for the years 2008 and 2007, respectively. No share-based compensation was capitalized in the consolidated financial statements.

        The total intrinsic value (market value on date of exercise less exercise price) of options exercise during 2006 and 2008 was $260,000 and $12,000 respectively.

        At December 31, 2008, there was $2.39 million of total unrecognized, pre-tax compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted-average period of approximately four years. The Company settles employee stock options exercises primarily with newly issued common shares and occasionally with treasury shares.

Note 14 – Earnings (Loss) Per Class A Share

        Basic net loss per share is computed by dividing net loss after deduction of preferred stock dividends by the weighted-average number of common stock shares outstanding for the period. In 2008, 2007 and 2006, all outstanding stock options and preferred shares have been excluded from the calculation of the diluted loss per share because all such securities are anti-dilutive for these periods presented. Also, participating 4% Convertible Preferred Stock were not taken into account in the computation of the basic EPS in the period in which it was outstanding since its shareholders did not have contractual obligation to share in the losses of the Company. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share follows (in thousands, except per share amounts):

	Year Ended December 31,
	2008	2007	2006

Net loss from continuing operations	(16,711)	(13,578)	(6,027)

Less: preferred stock dividend	-	-	(2,438)

Net loss from continuing operations	(16,711)	(13,578)	(8,465)

Net income (loss) from discontinued operations	-	21,344	(1,060)

	(16,711)	7,766	(9,525)

Weighted average class A shares outstanding	57,707	51,362	24,109

Basic and diluted net income (loss) per share:
Loss from continuing operations	(0.29)	(0.26)	(0.35)
Discontinued operations	-	0.42	(0.05)

Basic and diluted	$(0.29)	$0.16	$(0.40)

        The following table summarized securities that were not included in the calculations of diluted earnings per class A shares for the years ended December 31, 2008, 2007 and 2006 because such shares are anti-dilutive.

	Year ended December 31,
	2008	2007	2006
	(Shares in thousands)

Options and Rights	2,921	2,434	2,164
6-1/2% Preferred Stock	-	-	-
4% Preferred Stock	-	-	-
Warrants	-	-	4,071
Promissory note	-	-	4,476

Note 15 – Income Taxes

	Fiscal Year Ended December 31,
	2008	2007	2006
	(U.S. Dollars in thousands)

The components of income tax expense (benefit) are:
Continuing operations	(6,526)	(5,625)	2,585
Discontinued operations	-	7,651	146

	(6,526)	2,026	2,731

The components of current and deferred income tax expense (benefit) are:
Current:
Federal	$-	$-	$-
Foreign	(164)	269	308
Deferred:
State and local	-	-	-
Federal	(4,333)	(7,757)	2,464
Foreign	(2,029)	1,863	(187)

Total	$(6,526)	$(5,625)	$2,585

The domestic and foreign components of income (loss) before income taxes and minority are:

Domestic	$(9,055)	$845	$(4,855)
Foreign	(12,872)	(18,472)	1,491

Total	$(21,927)	$(17,627)	$(3,364)

A reconciliation of income taxes between the statutory and effective tax is as follows:

Federal income tax (benefit) at 34%	$(7,424)	$(5,993)	$(1,596)
Taxes on foreign Gain (Loss) below U.S. rate	2,569	(873)	4,912
Change in unrecognized tax benefits (expense)	(4,196)	2,803	-
Changes in valuation allowance	1,938	(1,913)	(446)
Other	586	351	(285)

Total effective tax: 29.9%; 31.9% and 76.8%	$(6,526)	$5,625	$2,585

	As of December 31,
	2008	2007

Deferred tax assets:
The components of deferred tax assets and liabilities are as follows:
Net operating loss and capital loss carryforwards	$42,612	$27,875
Unrealized losses on investments	700	700
Foreign tax credits carryforwards	5,920	7,536

Total deferred assets	49,232	36,111
Valuation allowance	(26,413)	(24,474)

Net deferred tax assets	22,819	11,637

Deferred tax liabilities:
Tax on equity in earnings of affiliates	-	73
Unrealized gain from securities	2,140	-
Depreciation and amortization	3,825	3,202

Total deferred tax liability	5,965	3,275

Net deferred tax assets	$16,854	$8,362

        As a result of the adoption by the Company of FIN 48, on January 1, 2007, the Company recognized, as a cumulative effect of change in accounting principle, a $2 million increase in its liability for unrecognized tax benefits, which was accounted for as a decrease in the January 1, 2007 balance of retained earnings. Furthermore, the Company recognized an increase in deferred tax assets of approximately $2.0 million, which was accounted for as an increase in the January 1, 2007 balance of retained earnings. during 2008 the company released a FIN 48 liability at the amount of $2.0 million due the laps of statute of limitations.

        The following table summarizes the activity related to the Company’s unrecognized tax benefit liability:

	U.S. dollars in thousands
	2008	2007

Balance at the beginning of the year	$4,803	$2,000
Increases related to previous years tax positions	-	2,803
Expiration of the statute of limitations for the
assessment of taxes	(4,196)	-

Balance at the end of the year	$607	$4,803

        All of the Company’s unrecognized tax benefit liability would affect the Company’s effective tax rate if recognized. Because of the existence of net operating loss carryforwards, the resultant unfavorable resolution of any of the Company’s uncertain tax positions would not result in the imposition of interest or penalties. Accordingly, the Company did not record any interest or penalties related to the unrecognized tax benefit liability. The Company does not expect its unrecognized tax benefit liability to change significantly over the next 12 months.

        A summary of open tax years by major jurisdiction is presented below:

Years:	Jurisdiction:
2005-2008	Israel
2007-2008	United States (1)

        (1) Includes federal, state, and provincial (or similar local jurisdictions) tax positions.

        As of December 31, 2008, valuation allowance is provided against tax benefits on foreign net operating loss carryforwards of $26.4 million.

        As of December 31, 2008, the Company has foreign tax credits of $5.9 million that will expire in the years 2009 through 2014.

        As of December 31, 2008, the Company has U.S. Federal net operating loss carryforwards of approximately $27.3 million that will expire in the years 2024 through 2028. The utilization of net operating loss carryforwards may be subject to substantial annual limitations if there has been a significant “change in ownership”. Such a “change in ownership”, as described in Section 382 of the Internal Revenue Code, may substantially limit the Company’s utilization of the net operating loss carryforwards.

Note 16 – Discontinued operations

        On August 5, 2007 the Company completed the sale of Am-Hal Am-Hal was a wholly owned subsidiary which owns and operates a chain of senior citizens facilities located in Israel. Accordingly, Am-Hal has been reported as a discontinued operation for all periods presented.

        Summary income statement and condensed balance sheet information for Am-Hal is set forth below.

Am-Hal

	Six Months Ended June 30, 2007	Year Ended December 31, 2006
	(U.S. Dollars in thousands)

Real estate income	$4,965	$9,405

Pre-tax income (loss) from discontinued operations	$(521)	$(1,331)
Income tax expense	45	146
After -tax gain (loss) from discontinued operations	(566)	(1,477)
Minority interest	149	417
Income (loss) from discontinued operations, net of income taxes	(417)	(1,060)

Note 17 – Investments in Affiliates

        The companies accounted for by the equity method and the Company’s share of equity in those investees are:

	As of December 31,
	2008	2007
	%	%

Bay Heart Ltd.	37	37
Carmel Containers Systems Ltd.	-	-
Chemtankers Management B.V.	-	50
Conmart Ltd.	50	50
Global Wind Energy	50	50
Hod Hasharon Sport Center (1992) Limited Partnership	-	50
Temco International Ltd.	50	50
Trinet Investment in High-Tech Ltd.	37.5	37.5
Trinet Venture Capital Ltd.	50	50

        Combined summarized financial information for the above companies is as follows:

	Fiscal Year Ended December 31,
	2008	2007	2006
	(U.S. Dollars in thousands)

Revenues	$23,832	$22,326	$100,567
Gross profit	1,630	2,577	12,707
Net income (Loss)	(6,103)	(3,745)	57

	As of December 31,
	2008	2007
	(U.S. Dollars in thousands)

Property and equipment	$69,918	$49,059
Other assets	12,184	40,915

Total assets	$82,102	$89,974

Total liabilities, including bank borrowings	$109,839	$93,041

Note 18 – Operating Segments Information

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

        The energy segment consists of the investment in EMG, an Egyptian Joint Stock Company, which holds the right to supply natural gas to Israel through a pipe line to be constructed from Egypt to Israel and GWE, a joint venture that focus on the new development and acquisition of controlling interests in renewable energy .

        The real estate rental segment consisted of rental property owned in Israel and the United States leased to unrelated parties, and operations of Am-Hal Ltd.,The real estate owned by the Company was sold in September 2006 and on August 5, 2007, the Company sold all of its interest in Am-Hal (see note 3).

        The leisure-time segment consists of Kfar Saba, the Company’s 51%-owned subsidiary located in Israel. In June 2006, the Company sold all of its interest in Coral World International Limited (see “Note 3”).

        The finance segment consists of all other activity which is not part of the above segments.

	Fiscal Year Ended December 31,
	2008	2007	2006
	(U.S. Dollars in thousands)

Revenues:
Chemical income	$535,424	$31,922	$-
Finance	19,852	4,867	4,203
Real estate income	-	-	2,423
Leisure-time	2,770	2,531	6,317
Intercompany adjustments	-	-	(9)

	558,046	39,320	12,934
Equity in earning of affiliates	(1,409)	(1,523)	1,610

Total	$556,637	$37,797	$14,544

Equity in Earnings (losses) of Affiliates:
Finance	$(583)	$57	$566
Chemical income	1,599	(258)
Real estate	(2,501)	(1,535)	(676)
Leisure-time	76	213	1,720
Others	-	-	-

Total	$(1,409)	$(1,523)	$1,610

Interest Income:
Finance	$4,522	$3,954	$1,479

Interest Expense:
Finance	$33,049	$9,783	$4,248
Chemical	7,834	148	-
Leisure-time	260	191	83
Intercompany adjustments	-	-	(3)

Total	$41,143	$10,122	$4,328

Pretax Operating (Loss) Income:
Finance	$(18,599)	$(20,349)	$(11,529)
Chemical income	(1,844)	4,134
Real estate	-	-	2,151
Leisure-time	15	111	4,404

	(20,428)	(16,104)	(4,974)
Equity in earning of affiliates	(1,409)	(1,523)	1,610

Total	$(21,837)	$(17,627)	$(3,364)

Income (Benefit) Tax Expense:
Finance	$(6,757)	$(6,790)	$2,518
Chemical income	286	1,099
Real estate	-	-	-
Leisure-time	(55)	66	67

Total	$(6,526)	$(5,625)	$2,585

Net Income from continuing operation
Finance	$(12,424)	$(13,502)	$(13,481)
Chemical income	(531)	2,777
Real estate	(2,501)	(1,535)	1,475
Leisure-time	145	258	6,057
Others	-	-	-

	(15,311)	(12,002)	(5,949)
Minority interest, net	(1,400)	(1,576)	(78)

Total	$(16,711)	$(13,578)	$(6,027)

Total Assets for year end:
Finance	$527,102	$404,016	$330,548
Energy	361,323	361,323	259,860
Chemicals	378,154	336,024	-
Real estate	-	-	76,513
Leisure-time	2,652	2,964	2,874
Intercompany adjustments	(333,314)	(329,538)	(268,112)

Total	$935,917	$774,789	$401,683

Investments in Affiliates for year end:
Finance	$19	$19	$3,498
Chemical	6,030	8,924
Real estate	5,598	(325)	(2,574)
Leisure-time	-	397	357

Total	$11,647	$9,015	$1,281

Capital Expenditures:
Chemicals	$39,256
Finance	3,050	$43	$28
Real estate	-	1,050	1,300
Leisure-time	103	85	102

Total	$42,408	$1,178	$1,430

Depreciation and Amortization:
Finance	$559	$810	$66
Chemical income	12,162	269
Real estate	-	-	90
Leisure-time	210	340	186

Total	$12,931	$1,419	$342

        Corporate office expense is principally applicable to the financing operation and has been charged to that segment above. Revenues and pretax operating gain above exclude equity in earnings of affiliates.

Note 19 – Disclosures about Fair Value of Financial Instruments

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

(f)	Financial Assets and Financial Liabilities

        The fair value of notes and loans payable, deposits payable and debentures outstanding is estimated by discounting the future cash flows using the current rates offered by lenders for similar borrowings with similar credit ratings and for the same remaining maturities. Capital notes in the amount of $96.4 million that were issued to IIF have no maturity date, bear no interest and are not linked to any index. Assuming maturity dates of 5 and 10 years, the fair value of those capital notes for such dates will be $70 million and $50.9 million, respectively.

	As of December 31,
	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(U.S. Dollars in thousands)

Financial assets:

Cash and cash equivalents	$68,682	$68,682	$44,267	$44,267
Deposits, notes and loans receivable	58,968	56,629	17,475	17,072
Investments	52,859	52,859	22,459	22,459

	$180,509	$178,170	$84,201	$83,798

Financial liabilities:

Notes and loans payable	$379,732	$367,521	$228,718	$227,226
Debentures outstanding	216,724	210,311	79,696	80,802

	$596,456	$577,831	$308,414	$308,028

Note 20 – Commitments and Contingencies

(a)	The combined minimum annual lease payments on Ampal’s corporate offices in New York and in Israel and its subsidiary Country Club Kfar Saba Ltd. in 2008 were $0.8 million. The lease of the corporate office in New York expires in 2009, the lease of the office in Herzelia Pituach expires in 2016 and the Kfar Saba lease expires in 2038. In the years 2009-2013, the combined annual lease payments on those premises will be in an aggregate amount of $3.0 million, and thereafter, an amount totaling $6.8 million.

In 2008 the Company paid annual lease payments of $14.9 million In the years 2009-2013, the combined annual lease payments on those premises will be in an aggregate amount of $53.2 million.

(b)	As of December 31, 2008, Gadot leases seven vessels, with an aggregate loading capability of approximately 87,000 tons. The lease period for four of the vessels is until 2011, out of which one vessel purchase option has been declared to be exercised during 2009. The lease period for additional three of the vessels shall expire during 2009 with an option to extend the time-charter terms for two additional years (1+1).An additional leased vessel (eight in number) was returned to owner during October 2008.

The aggregate lease fees for the eight leased vessels in 2008 amounted to $34 million. In 2009, the lease payments are expected to amount to approximately $24.8 million and are expected to decrease to $9.9 million for the year 2010 and thereafter are expected to decrease to $6.4 million.

Gadot has contracted a shipyard for the construction of four additional vessels built with a loading capability of 17,500 each, for a consideration of approximately $29 million per vessel. These vessels will be delivered during 2010 and 2011.

(c)	The combined minimum annual lease payments of Gadot’s offices and other land used in its operations is expected to amount to approximately $16.5 million.

(d)	Gadot leases a 17,000 square meter storage tank facility located in the northern bank of the Kishon port in Haifa from the port authority. The lease expires in 2022. Gadot also leases an additional 56,000 square meter area from the port authority located in the southern terminal of the Kishon port in Haifa in connection with its storage and loading services. This lease expires in 2014. Gadot also owns an additional 20,000 square meters area adjacent to the northern terminal, serving as its Israeli logistics facility and for its analytical and quality assurance laboratory. The lease payments for the land utilized by the northern and southern terminals in 2008 was approximately $3.2 million. These lease fees are calculated according to the amount of space utilized by Gadot and by the amount and type of materials transported. Gadot has provided the port authority with bank guarantees in the amount of approximately $1.9 million, linked to the Israeli Consumer Price Index, in order to secure payments under these leases.

(e)	Gadot grants senior employees that are not interested parties performance bonuses in addition to their monthly salary. These bonuses are calculated as a percentage of profits, ranging between 5% and 8%.

(f)	One of Gadot’s subsidiaries is party to an agreement from October 2005 to receive consulting, management and operating services from a former minority shareholder for a period of 5 years, in consideration of approximately $62,400 per month. The agreement expires at October 2009.

(g)	The Company has issued guarantees on bank loans to its investees and subsidiaries totaling $67.4 million as follows:

(1)	The Company provided a $8.1 million guarantee on indebtedness incurred by Bay Heart.

(2)	The Company provided a $1.1 million guarantee to Galha (1960) Ltd (“Galha”), for the payment of the Company’s subsidiary of a final judgment, if entered against the Company’s subsidiary. (See below)

(3)	$58.2 million guarantees of Gadot for outstanding loans.

(h)	The Company made a commitment to invest $2.8 million in Star II (2000) L.P.

(i)	Legal Proceedings:

(1)	On January 1, 2002, Galha filed a suit against the Company and other parties, including directors of Paradise Industries Ltd. (“Paradise”) appointed by the Company, in the Tel Aviv District Court, in the amount of NIS 11,560,000 ($3 million). Galha claimed that the Company, which was a shareholder of Paradise, and another shareholder of Paradise, misused funds that were received by Paradise from an insurance company for the purpose of reconstructing an industrial building owned by Galha and used by Paradise which burnt down. Paradise is currently involved in liquidation proceedings. Ampal issued a guarantee in favor of Galha for the payment of an amount of up to NIS 4,172,000 ($1,085,000) if a final judgment against the Company will be given.

(2)	On May 26, 2003, the Company and the directors of Paradise appointed by the Company filed a third party claim against Arieh Israeli Insurance Company Ltd. in the Tel Aviv District Court claiming that, to the extent the court decides that the directors of Paradise appointed by the Company will have to pay any amounts to Galha, Arieh will pay such amounts on behalf of the directors in accordance with the Directors and Officers insurance policy that the Company had at that time with Arieh. Arieh filed a statement of defense and stated that the policy does not cover the claim. The dispute was submitted to mediation. In the mediation procedure the parties arrived to an agreement that was approved as a judgment of the Tel Aviv District Court on January 13, 2009. According to the judgment Ampal paid the Plaintiffs an amount of NIS 834,200 ($219,411 ), Arieh paid an amount of $150,000 and a third defendant paid an amount of NIS 135,800 ($35,718).The judgment stated that claim was declined against all Defendants and the guarantee Ampal issued in favor of the Galha was cancelled.

(3)	Gadot has received third party notices in a number of lawsuits regarding pollution of the Kishon River in Israel. These lawsuits have been filed by various claimants who were harmed by the polluted water of the river, including soldiers from various units in the Israeli Defense Forces who trained in the river, fishermen who fished in the river, the Haifa rowing club and industrial companies that use the river. Some of the lawsuits are claims for monetary damages (some of the claims are unlimited in amount; one is for approximately $6 million) and some are for injunctions against further pollution of the river. Gadot denies liability in all these claims and has filed statements of defense for each claim.

(4)	Part of Gadot’s storage tank facility is leased from the Haifa port authority. In 2001 the port authority requested that Gadot participate in an offer to find a consultant to examine ground contamination in the area surrounding the facility. Gadot has responded, denying the existence of ground contamination and, in any case, that it is the source of such contamination. Gadot believes that if there is contamination, its source is the contaminated waters of the Kishon River or the Mediterranean Sea.

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

INDEPENDENT AUDITORS’ REPORT
TO THE SHAREHOLDERS OF
BAY HEART LTD.

We have audited the accompanying balance sheets of Bay Heart Ltd. (“the Company”) as of December 31, 2008 and 2007, and the consolidated balance sheets as of those dates, and the related statements of operations, changes in shareholders’ deficiency and cash flows – of the Company and on a consolidated basis – for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, except for the omission of disclosures demanded by International Financial Reporting Standard 7” Financial Instruments : disclosures” the financial statements referred to above present fairly, in all material respects, the financial position – of the Company and on a consolidated basis – as of December 31, 2008 and 2007, and the results of operations, changes in shareholders’ deficiency and cash flows – of the Company and on a consolidated basis – for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in Israel.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States. With respect to these financial statements, the difference in the application of the latter is described in Note 21.

As described in Note 2A, the financial statements are presented in reported amounts, in conformity with Accounting Standards of the Israel Accounting Standards Board.

The condensed consolidated financial information in U.S. dollars presented in Note 20 to the financial statements, prepared at the request of an investor, represents a translation of the Company’s financial statements in nominal values, as stated in Note 20A. In our opinion, such translation into U.S. dollars was appropriately performed on the basis stated in Note 20A.

We draw your attention to Note 1C to the financial statements regarding the Company’s business condition, the Company has ongoing losses, a working-capital deficit and shareholders deficiency. As stated in that note, the continuance of the Company’s operations and its ability to satisfy its short-term liabilities is contingent upon the attainment of financing from the shareholders and/or bank financing arrangements.

We draw your attention to Note 22 to the financial statements with respect to the restatement in accounting policy.

Brightman Almagor Zohar & Co.
Certified Public Accountants

Member firm of Deloitte Touche Tohmatsu

Haifa, Israel, January 28, 2009.

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

Haifa, Israel,	KOST FORER GABBAY & KASIERER
March 5, 2007	A Member of Ernst & Young Global

To the Board of directors of
Chemship B.V.
Maarssen

AUDITOR’S REPORT

INTRODUCTION

We have audited the financial statements for consolidation purposes 2008 of Chemship B.V., Maarssen, which comprise the balance sheet as at 31 December, 2008 and 2007, the profit and loss account, the statement of changes in equity and the statement of cash flows for each of the two years in the period ended December 31, 2008 and the notes.

MANAGEMENT’S RESPONSIBILITY

Management is responsible for the preparation and fair presentation of the financial statements in question in accordance with accounting principles generally accepted in the Netherlands. This responsibility includes: designing, implementing and maintaining internal control relevant to the preparation and fair presentation of the financial statements in question that are free from material misstatement, whether due to fraud or error; selecting and applying appropriate accounting policies; and making accounting estimates that are reasonable in the circumstances.

AUDITOR’S RESPONSIBILITY

Our responsibility is to express an opinion on the financial statements in question based on our audit. We conducted our audit in accordance with Dutch law and the audit standards generally accepted by the Public Company Accounting Oversight Board (United States of America). This law and the regulations requires that we plan and perform the audit to obtain reasonable assurance whether the financial statements in question are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements in question. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of accounting estimates made by management, as well as evaluating the overall presentation of the financial statements in question.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

OPINION

In our opinion, the financial statements in question give a true and fair view of the financial position of Chemship B.V. as at 31 December, 2008 and 2007 and of its results, statement of changes in equity and statement of cash flows for each of the two years in the period ended December 31, 2008 in accordance with accounting principles generally accepted in the Netherlands.

Rotterdam, 12 February 2009

MAZARS PAARDEKOOPER HOFFMAN ACCOUNTANTS N.V.
Rivium Promenade 200 – P.O. box 23123 – 3001 KC Rotterdam
Tel: +31 (0)10 27 71 304/214 - Fax: +31 (0)10 43 66 045 - mpha.rotterdam@mazars.nl
Mazars Paardekooper Hoffman Accountants N.V.
With its registered office in Rotterdam (KvK Rotterdam nr. 24402415).

To the Board of directors of
FinLog B.V.
Pernis

AUDITOR’S REPORT

INTRODUCTION

We have audited the financial statements for consolidation purposes 2008 of FinLog B.V., Pernis, which comprise the balance sheet as at 31 December, 2008 and 2007, the profit and loss account, the statement of changes in equity and the statement of cash flows for each of the two years in the period ended December 31, 2008 and the notes.

MANAGEMENT’S RESPONSIBILITY

Management is responsible for the preparation and fair presentation of the financial statements in question in accordance with accounting principles generally accepted in the Netherlands. This responsibility includes: designing, implementing and maintaining internal control relevant to the preparation and fair presentation of the financial statements in question that are free from material misstatement, whether due to fraud or error; selecting and applying appropriate accounting policies; and making accounting estimates that are reasonable in the circumstances.

AUDITOR’S RESPONSIBILITY

Our responsibility is to express an opinion on the financial statements in question based on our audit. We conducted our audit in accordance with Dutch law and the audit standards generally accepted by the Public Company Accounting Oversight Board (United States of America). This law and the regulations requires that we plan and perform the audit to obtain reasonable assurance whether the financial statements in question are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements in question. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of accounting estimates made by management, as well as evaluating the overall presentation of the financial statements in question.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

OPINION

In our opinion, the financial statements in question give a true and fair view of the financial position of FinLog B.V. as at 31 December, 2008 and 2007 and of its results, statement of changes in equity and statement of cash flows for each of the two years in the period ended December 31, 2008 in accordance with accounting principles generally accepted in the Netherlands.

Rotterdam, 20 February 2009

MAZARS PAARDEKOOPER HOFFMAN ACCOUNTANTS N.V.
Rivium Promenade 200 – P.O. box 23123 – 3001 KC Rotterdam
Tel: +31 (0)10 27 71 304/214 - Fax: +31 (0)10 43 66 045 - mpha.rotterdam@mazars.nl
Mazars Paardekooper Hoffman Accountants N.V.
With its registered office in Rotterdam (KvK Rotterdam nr. 24402415).

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