Form 10-Q
period 2009-03-31
AMPAL-AMERICAN ISRAEL CORP
filed 2009-05-06
CIK 731859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2009

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

Yes ☒ No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

        The number of shares outstanding of the issuer’s Class A Stock,par value $1.00 per share, its only authorized common stock, is 56,133,764 (as of April 27, 2009).

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS
AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS AS OF	March 31, 2009	December 31, 2008
(U.S. Dollars in thousands)	(Unaudited)	(Audited)

Current assets:
Cash and cash equivalents	$73,133	$68,682
Marketable securities	45,615	52,859
Accounts receivable (Net of allowance for doubtful amounts of $0.1 and $0.3)	84,372	111,231
Deposits	12,570	13,834
Inventories	22,966	33,744
Other assets	18,332	19,510

Total current assets	256,988	299,860

Non-current assets:
Investments	370,055	375,612
Fixed assets, less accumulated depreciation of $14,844 and $13,175	115,175	112,195
Deposits	38,273	45,134
Deferred income taxes	22,851	22,819
Other assets	13,017	13,958
Goodwill	47,017	51,556
Intangible assets	12,914	14,783

Total Non-current assets	619,302	636,057

TOTAL ASSETS	$876,290	$935,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND EQUITY AS OF	March 31, 2009	December 31, 2008
(U.S. Dollars in thousands, except share amounts)	(Unaudited)	(Audited)

LIABILITIES
Current liabilities:
Notes and loans payable and current maturities	$136,738	$157,233
Accounts payable, accrued expenses and others	69,406	83,925

Total current liabilities	206,144	241,158

Long term liabilities:
Notes and loans payable	215,919	222,499
Debentures	189,492	216,724
Deferred income taxes	5,485	5,965
Other long term liabilities	8,973	9,476

Total long term liabilities	419,869	454,664

Total liabilities	626,013	695,822

EQUITY
Ampal's shareholders' equity:
Class A Stock $1 par value; authorized 100,000,000 and 100,000,000 shares; issued 63,277,321
and 63,277,321 shares; outstanding 56,133,764 and 56,425,867 shares	63,277	63,277

Additional paid-in capital	191,450	191,263

Retained earnings	43,556	31,062

Accumulated other comprehensive loss	(28,966)	(17,876)

Treasury stock, at cost	(28,763)	(28,500)

Total Ampal shareholders' equity	240,554	239,226

Noncontrolling interest	9,723	869

Total equity	250,277	240,095

TOTAL LIABILITIES AND EQUITY	$876,290	$935,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31,	2009	2008
(U.S. Dollars in thousands, except per share amounts)	(Unaudited)	(Unaudited)

REVENUES:
Chemical income	$94,673	$125,612
Real estate income	21	-
Equity in earnings (losses) of affiliates	(44)	585
Realized gains on investments	-	412
Loss from sale of fixed assets	(24)	-
Realized and unrealized gains (losses) on marketable securities	(255)	100
Translation gain	26,591
Interest income	664	648
Leisure-time income	693	726
Gain from redemption of debt, gain from change in ownership interest in a subsidiary
and other income	2,914	646

Total revenues	125,233	128,729

EXPENSES:
Chemical expense - cost of goods sold	86,773	119,098
Real estate expenses	137	-
Interest expense	7,274	4,425
Translation loss	-	13,223
Marketing expense	1,617	3,097
General, administrative and other	7,481	7,946

Total expenses	103,282	147,789

Gain (loss) before income taxes	21,951	(19,060)
Provision for income taxes (tax benefits)	419	(827)

Net income (loss)	21,532	(18,233)
Less: Net income (loss) attributable to noncontrolling interests	9,038	(7,958)

Net income (loss) from continuing operations	12,494	(10,275)

Basic EPS:

Earnings (loss) per share	$0.22	$(0.18)

Shares used in EPS calculation (in thousands)	56,153	57,703

Diluted EPS:

Earnings (loss) per share	$0.22	$(0.18)

Shares used in EPS calculation (in thousands)	56,601	57,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31,	2009	2008
(U.S. Dollars in thousands)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net income (loss) for the period	$21,532	$(18,233)
Adjustments to reconcile net (income) loss for the period to net cash provided by (used in) operating activities:
Equity in losses (earnings) of affiliates	44	(585)
Realized and unrealized loss (gain) on investments, net	255	(511)
Depreciation and amortization expense	3,073	1,515
Loss from sale of fixed assets	24	-
Non cash stock based compensation	186	214
Translation (gain) loss	(26,591)	13,223
Decrease (increase) in other assets	(145)	(1,465)
Decrease (increase) in inventories	8,391	(13,076)
Decrease (increase) in accounts receivable	17,661	(4,894)
Increase (decrease) in accounts payable, accrued expenses and other	(5,263)	15,616
Investments made in trading securities	-	(79)
Proceeds from sale of trading securities	-	1,284
Gain from change in ownership interest in a subsidiary	-	(490)
Dividends received from affiliates	572	510

Net cash (used in) provided by operating activities	19,739	(6,971)

Cash flows from investing activities:
Deposits, notes and loans receivable collected	5,407	-
Investments in fixed assets	(9,054)	(14,022)
Investments made in available for sale shares	(7,101)	-
Investments made in affiliates and others	(602)	(1,714)
Proceeds from sale of available for sale shares	12,307	-
Proceeds from sale of investments	-	419
Proceeds from sale of fixed assets	263	79

Net cash provided by (used in) investing activities	1,220	(15,238)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31,	2009	2008
(U.S. Dollars in thousands)	(Unaudited)	(Unaudited)

Cash flows from financing activities:
Notes and loans payable received	$9,680	$7,874
Notes and loans payable repaid	(19,925)	(47)
Debentures repaid and shares repurchased	(5,995)	-

Net cash provided by (used in) financing activities	(16,240)	7,827

Effect of exchange rate changes on cash and cash equivalents	(268)	205

Net increase in cash and cash equivalents	4,451	(14,177)
Cash and cash equivalents at beginning of period	68,682	44,267

Cash and cash equivalents at end of period	$73,133	$30,090

Supplement Disclosure of Non-cash Investing and Financing Activities:
Conversion of a convertible debenture in subsidiary	-	1,446

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. Dollars in thousands)

Unaudited

	Ampal American Israel Corporation
	Class A stock
	Number of shares*	Amount	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Non- controlling interests	Total equity

BALANCE AT JANUARY 1, 2009	63,277	63,277	191,263	31,062	(17,876)	(28,500)	869	240,095
CHANGES DURING 2009:
Net income for the period				12,494			9,038	21,532
Unrealized loss from
marketable securities					(2,359)			(2,359)
Foreign currency
translation adjustments					(8,731)		(184)	(8,915)

Total comprehensive income								10,258
Purchase of 292,103 shares						(263)		(263)
Share based compensation
expense			187					187

BALANCE AT March 31, 2009	63,277	63,277	191,450	43,556	(28,966)	(28,763)	9,723	250,277

*In thousands

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. Dollars in thousands)

Unaudited

	Ampal American Israel Corporation
	Class A stock
	Number of shares*	Amount	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Non- controlling interests	Total equity

BALANCE AT JANUARY 1, 2008	63,277	63,277	189,899	47,931	(14,821)	(27,874)	23,206	281,618
CHANGES DURING 2008:
Net Loss for the period				(10,275)			(7,958)	(18,233)
Unrealized loss from
marketable securities					(150)			(150)
Foreign currency
translation adjustments					7,673		2,383	10,056

Total comprehensive loss								(8,327)
Share based compensation
expense			214					214

BALANCE AT March 31, 2008	63,277	63,277	190,113	37,656	(7,298)	(27,874)	17,631	273,505

*In thousands

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	As used in these financial statements, the term the “Company” refers to Ampal-American Israel Corporation (“Ampal”) and its consolidated subsidiaries.

2.	The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”), in the United States of America, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year. You should read these interim condensed consolidated financial statements in conjunction with the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission.

Reference should be made to the Company’s consolidated financial statements for the year ended December 31, 2008 for a description of the critical accounting policies. Also, reference should be made to the notes to the Company’s December 31, 2008 consolidated financial statements for additional information regarding the Company’s consolidated financial condition, results of operations and cash flows.

3.	Recently adopted and recently Issued Accounting Pronouncements

FAS 157-4

In April 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Whether a Market is not Active and a Transaction is not Distressed” (“FSP FAS 157-4”), which provides additional guidance in accordance with FASB No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability has significantly decreased. FSP FAS 157-4 shall be effective for interim and annual reporting periods ending after June 15, 2009. We are currently evaluating the future impacts and disclosures of this staff position.

FAS 107-1

In April 2009, the FASB issued FASB Staff Position No. 107-1 (“FSP FAS 107-1”) and APB 28-1 (“APB 28-1”), which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods. FSP FAS 107-1 and APB 28-1 will be effective for interim reporting periods ending after June 15, 2009. We are currently evaluating the future impacts and disclosures of this staff position

EITF 03-6-1

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). The FASB decided that unvested share-based payout awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method under SFAS 128, Earnings per Share. FSP EITF 03-6-1 became effective for the Company on January 1, 2009 and the adoption did not have an impact on our financial statements.

SFAS No. 157 –Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”(“SFAS 157”), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 is for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Company). In February 2008, the FASB deferred for one additional year the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of the parts of SFAS 157 that became effective in 2008 did not have a material impact on the Company’s financial statements. The remaining parts of SFAS 157 did not have a material impact on our financial statements.

SFAS No. 141R –Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) which replaces SFAS No. 141, “Business Combination”. SFAS 141R establishes the principles and requirements for how an acquirer: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) discloses the business combination. This Statement applies to all transactions in which an entity obtains control of one or more businesses, including transactions that occur without the transfer of any type of consideration. SFAS 141R will be effective on a prospective basis for all business combinations on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. Early adoption is not allowed. The adoption of SFAS 141R had no material impact on the financial statements.

SFAS No. 160 –Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements–an amendment of ARB No. 51" (“SFAS 160”). SFAS 160 amends ARB No. 51 and establishes accounting and reporting standards that require noncontrolling interests (previously referred to as minority interest) to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and upon a loss of control, retained ownership interest will be remeasured at fair value, with any gain or loss recognized in earnings. The presentation and disclosure requirements of SFAS 160 were applied retrospectively.Other than the change in presentation of noncontrolling interests, the adoption of SFAS 160 had no material impact on the financial statements.

SFAS No. 161–Disclosures about Derivative Instruments and Hedging Activities

In March 2008, FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”(“FAS 161”). FAS 161 amends and expands the disclosure requirements of FAS 133 to clarify how and why companies use derivative instruments. In addition, FAS 161 requires more disclosures regarding how companies account for derivative instruments and the impact derivatives have on a company’s financial statements. Other than the required disclosures (see note 9), the adoption of SFAS 161 had no material impact on the financial statements.

SFAS No. 142-3 – Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FASB Staff Position (the “FSP”) FAS No. 142-3 (“FSP FAS 142-3”), which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 143-2 requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141, “Business Combinations.” The adoption of FSP FAS 142-3 had no material impact on the financial statements.

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

5.	Inventories – mainly chemicals and other materials intended for sale are valued at the lower of cost or market. Cost is determined based on the moving average basis.

6.	East Mediterranean Gas Company

East Mediterranean Gas Co. S.A.E, an Egyptian joint stock company (“EMG”), organized in accordance with the Egyptian Special Free Zones system, has been granted the right to export natural gas from Egypt to Israel, other locations in the East Mediterranean basin and to other countries. EMG has linked the Israeli energy market with the Egyptian national gas grid via an East Mediterranean pipeline with the first gas delivery occurring in May, 2008. EMG is the developer, owner and operator of the pipeline and its associated facilities on shore in both the point of departure at El Arish, Egypt and the point of entry in Ashkelon, Israel. In the Israeli market, EMG’s first contract was signed in late 2005 with the Israel Electric Corporation for a quantity of 2.1 BCM annually over 15-20 years. EMG is in the process of negotiating several additional agreements covering much of the anticipated 7.0 BCM annually earmarked for the Israeli market. This project is governed by an agreement signed between Israel and Egypt which designates EMG as the authorized exporter of Egyptian gas, secures EMG’s tax exemption in Israel and provides for the Egyptian government’s guarantee for the delivery of the gas to the Israeli market.

On November 29, 2007, Ampal and the Israel Infrastructure Fund (“IIF”), leading a group of institutional investors, purchased a 4.3% interest in EMG, through Merhav Ampal Energy Holdings, LP, an Israeli limited partnership (the “Joint Venture”), from Merhav M.N.F Ltd. (“Merhav”) for a purchase price of approximately $95.4 million, using funds provided by the Investors. In addition to the Joint Venture’s purchase from Merhav, Ampal contributed into the Joint Venture an additional 4.3% interest in EMG already held by Ampal. The Joint Venture now holds a total of 8.6% of the outstanding shares of EMG. Ampal’s contribution was valued at the same price per EMG share as the Joint Venture’s purchase. This amount is equivalent to the purchase price (on a per share basis) paid by Ampal for its December 2006 purchase of EMG shares from Merhav.

As of March 31, 2009, the Company’s financial statements reflect a 16.8% interest in shares of EMG, with 8.2% held directly and 8.6% held through the Joint Venture (of which Ampal owns 50%). For more information concerning our interest in EMG please see “Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operations” below.

EMG has reached, in February 2009, an agreement in principle with the Egyptian authorities with regard to repricing gas sold to EMG. The agreement is yet to be finalized in the form of an amendment to the agreement between EMG and its upstream supplier. To the best of Ampal’s understanding from EMG, the agreement in principle with the Egyptian authorities includes various provisions designed to avoid adverse economic impact to EMG, and the two sides have committed to a good faith intensive effort to reach a definitive agreement with respect to supply and the price of gas to EMG. There is, however, no assurance that the negotiations will be completed or that the outcome will not adversely affect EMG. To the best of Ampal’s understanding, recently other international companies purchasing gas from Egypt successfully completed such negotiations to all parties’ satisfaction. At this stage EMG is not supplying the full contracted quantities of the gas and to the best of Ampal’s knowledge the full contracted quantities should begin to be supplied in the near future. The said price negotiations commenced on the request of the Egyptian Ministry of Trade and Infrastructure and were driven by the substantial increase in the energy prices since the existing gas purchase prices were determined in 2000.

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

On September 2008, Midroog downgraded the rating on Ampal’s Series A and Series B Debentures from A2 to A3 and will continue to maintain Ampal on its “Watchlist.”Midroog concluded that there is a possibility that new agreements between EMG and the Egyptian gas supplier may adversely affect EMG’s financial results compared to previous expectations, which will result in reduced cash flow from EMG to Ampal and other financial parameters resulting from such reduced cash flow. Midroog added that it will monitor the situation, including the negotiations between EMG and the Egyptian gas supplier, the regularity of the gas supply and other matters, and will review Ampal’s rating accordingly. Ampal’s rating will remain on the Watchlist.

7.	Acquisition of Gadot

On December 3, 2007, Ampal completed the purchase of a 65.5% controlling interest (63.66% on a fully diluted basis) in Gadot Chemical Tankers and Terminals Ltd. (“Gadot”) through its wholly owned subsidiary, MAE. On June 3, 2008, Ampal purchased an additional 14.98% bringing its controlling interest to 79.3% (78.88% on a fully diluted basis) and on August 12, 2008, Ampal purchased an additional 20.6% bringing its controlling interest to 100% (99.99% on a fully diluted basis). Total consideration including direct transaction expenses was $132.3 million. The cash consideration was financed with Ampal’s own resources and with borrowings in the amount of $87.5 million.

Gadot was founded in 1958 as a privately held Israeli company, with operations in distribution and marketing of liquid chemicals for raw materials used in industry. Since then, Gadot has expanded into a group of companies, which currently forms Israel’s leading chemical distribution organization. Through its subsidiaries, Gadot ships, stores, and distributes liquid chemicals, oils, and a large variety of materials to countries across the globe, with an emphasis on Israel and Western Europe. In our description of Gadot’s business operations, the term “Gadot” refers to Gadot and its consolidated subsidiaries. Gadot listed its shares for trading on the Tel Aviv Stock Exchange in 2003 and was delisted from trading as of October 16, 2008 following its acquisition by Ampal.

Under the purchase method of accounting, the total consideration of $132.3 million allocated to Gadot’s identifiable tangible and intangible assets and liabilities assumed based on their estimated fair values as of the date of the completion of the transactions.

The overall identified tangible and intangible assets acquired amounted to approximately $34.3 million and $27.8 million, respectively. The main assets included are ships and tankers and an option to purchase and lease ships, for approximately $28.7 million and $7.6 million, respectively, to be amortized over an estimated useful life of 12 and 4 years, respectively.

8.	Sugarcane Ethanol Production Project

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

The loan continues to be secured by Merhav’s pledge to Ampal, pursuant to a Pledge Agreement dated December 25, 2007, between Merhav and Ampal, of all of the shares of Ampal’s Class A Common Stock, par value $1.00 per share (“Class A Stock”), owned by Merhav.

Yosef A. Maiman, the Chairman, President and CEO of Ampal and a member of the controlling shareholders group of Ampal, is the sole owner of Merhav. Because of the foregoing relationship, a special committee of the Board of Directors composed of Ampal’s independent directors negotiated and approved the transaction.

9.	Derivatives and Other Financial Instruments

As stated above, in March 2008, the FASB issued FAS 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 is an amendment of (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities (SFAS 133). This statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. FAS 161 became effective for the Company on January 1, 2009 and we have incorporated the additional disclosure information for FAS 161 below.

The Company is exposed to certain risks relating to its ongoing business operations, including financial, market, political, and economic risks. The following discussion provides information regarding the Company’s exposure to the risks of changing commodity prices, interest rates, and foreign currency exchange rates.

The Company’s derivative activities are subject to management’s discretion.

The interest rate and foreign exchange contracts are held for purposes other than trading. They are used primarily to mitigate uncertainty and volatility, and to in order to cover underlying exposures. The swap contract was entered into to convert some of the Company’s New Israeli Shekel denominated debt in the amount of NIS150 million ($43.9 million) into U.S. Dollars amount and to convert Israeli interest rates into LIBOR interest rates. The SWAP contract will be settled in five equal annual installments commencing on January 31, 2012.

We use foreign currency forward contracts to mitigate fluctuations in foreign currency exchange rates due to variability in the payment or receipt of currencies other than the Company’s functional currency. We use contracts to purchase U.S. Dollars and sell Euros, contracts to purchase Euros and sell U.S. Dollars, contracts to purchase Yen and sell U.S. Dollars and contracts to purchase U.S. Dollars and sell New Israeli Shekel.

We enter into derivative financial instruments, including swaps and forward agreements. We report the fair value of the derivatives on our balance sheet. The derivatives used are not designated as a hedging instrument. Changes in fair value are recognized in earnings in the period of change.

The following summarizes the gross fair market value of all derivative instruments and their location in our consolidated balance sheet and are shown by those in an asset or liability position and categorized as commodity derivatives.

All our derivative contracts are designated as not hedging instruments under SFAS 133.

Asset Derivatives

		(U.S. Dollars in thousands)
Derivative Instrument	Location	March 31, 2009	December 31, 2008	March 31, 2008

Exchange rate contracts	Other assets	846	9,601	2,295

Liability Derivatives

		(U.S. Dollars in thousands)
Derivative Instrument	Location	March 31, 2009	December 31, 2008	March 31, 2008

SWAP contracts	Accounts payable, accrued expenses and others	5,629	4,218	-

Exchange rate contracts	Accounts payable, accrued expenses and others	7	10,105	1,745

Statement of Operation

		(U.S. Dollars in thousands)
Derivative Instrument	Location	Three months ended March 31, 2009	Three months ended March 31, 2008

SWAP contracts	Interest expense	(1,993)	-

Exchange rate contracts	Interest expense	(1,606)	(415)

10.	Fair Value Measurements

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

The following section describes the valuation methodologies used by the Company to measure derivative contracts at fair value, including an indication of the level in the fair value hierarchy in which each instrument is generally classified. Where appropriate, the description includes details of the valuation models, the key inputs to those models, and any significant assumptions.

Derivative contracts are valued using quoted market prices and significant other observable and unobservable inputs. Such financial instruments consist of aluminum, energy, interest rate, and foreign exchange contracts. The fair values for the majority of these derivative contracts are based upon current quoted market prices. These financial instruments are typically exchange-traded and are generally classified within Level 1 or Level 2 of the fair value hierarchy depending on whether the exchange is deemed to be an active market or not.

Financial assets and liabilities measured at fair value on a recurring basis as at March 31, 2009 consisted of the following (in thousands):

Fair Value Measurements as Using at :

	March 31, 2009			December 31, 2008
	Level 1	Level 2	Total	Level 1	Level 2	Total

Trading securities *	$4,151	$-	$4,151	$4,396	$-	$4,396
Available for sale securities *	41,463	-	41,463	48,463	-	48,463
Derivative assets - forward agreements	-	846	846	-	9,601	9,601

Derivative liabilities **	-	(5,636)	(5,636)	-	(14,323)	(14,323)

Total	$45,614	$(4,790)	$40,824	$52,859	$(4,722)	$48,137

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

* The trading securities and available for sale securities are mainly traded debentures

** Out of which $5.6 and $4.2 million is attributable to a SWAP agreement as of March 31, 2009 and December 31, 2008 respectively and the remaining to forward agreements.

11.	Segment information presented below, results primarily from operations in Israel.

SFAS 131 “Disclosure about Segments of an Enterprise and Related Information”establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. Segment information presented below results primarily from operations in Israel.

The chemical segment consists of Gadot which operates in the distribution and marketing of liquid chemicals for raw materials used in the chemical industry.

The energy segment consists of the investment in EMG, an Egyptian joint stock company, which holds the right to supply and supplies natural gas to Israel through an underwater pipeline from Egypt to Israel. This investment is accounted for under the cost method.

The leisure-time segment consists of an affiliate; Country Club Kfar Saba Ltd., the Company’s 51%-owned subsidiary, located in Israel.

The finance segment consists of all other activities which are not part of any of the above segments.

THREE MONTHS ENDED MARCH 31,	2009	2008
(Dollars in thousands)

Revenues:
Chemicals	$94,649	$126,103
Finance	29,911	1,315
Leisure-time	717	726

	125,277	128,144
Share in losses of affiliates	(44)	585

Total consolidated revenues	$125,233	$128,729

Pre-tax Operating Gain (loss):
Chemicals	$171	$(2,217)
Finance	21,621	(17,576)
Leisure-time	203	148

	21,995	(19,645)
Share in losses of affiliates	(44)	585

Total consolidated pretax loss	$21,951	$(19,060)

Total Assets:
Chemicals	$328,408	$381,582
Finance	486,339	430,396
Energy	361,323	361,323
Leisure-Time	2,802	3,475
Inter- segments adjustments	(302,582)	(356,720)

Total consolidated assets	$876,290	$820,056

Corporate office expense is principally applicable to the financing operations and has been charged to that segment. Revenues and pre-tax operating gain above exclude equity in earnings of affiliates.

12.	The following table summarizes securities that were not included in the calculations of diluted earnings per share of Class A Stock for the periods ended March 31, 2009 and 2008 because such shares are anti-dilutive.

(Shares in thousands)	Three Months ended March 31,
	2009	2008

Shares resulting from Options and Rights	-	2,435

13.	LEGAL PROCEEDINGS:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

CRITICAL ACCOUNTING POLICIES

The preparation of Ampal – American Israel Corporation’s (“Ampal”, and collectively with its subsidiaries, the “Company”) consolidated financial statements is in conformity with accounting principles generally accepted in the United States (“GAAP”) which requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. Actual results may differ from these estimates. To facilitate the understanding of Ampal’s business activities, described below are certain Ampal accounting policies that are relatively more important to the portrayal of its financial condition and results of operations and that require management’s subjective judgments. Ampal bases its judgments on its experience and various other assumptions that it believes to be reasonable under the circumstances. Please refer to Note 1 to Ampal’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for a summary of all of Ampal’s significant accounting policies.

No significant updates have occurred since our last annual report on form 10-K.

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

Recently adopted and recently Issued Accounting Pronouncements

FAS 157-4

In April 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Whether a Market is not Active and a Transaction is not Distressed” (“FSP FAS 157-4”), which provides additional guidance in accordance with FASB No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability has significantly decreased. FSP FAS 157-4 shall be effective for interim and annual reporting periods ending after June 15, 2009. We are currently evaluating the future impacts and disclosures of this staff position.

FAS 107-1

In April 2009, the FASB issued FASB Staff Position No. 107-1 (“FSP FAS 107-1”) and APB 28-1 (“APB 28-1”), which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods. FSP FAS 107-1 and APB 28-1 will be effective for interim reporting periods ending after June 15, 2009. We are currently evaluating the future impacts and disclosures of this staff position

EITF 03-6-1

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). The FASB decided that unvested share-based payout awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method under SFAS 128, Earnings per Share. FSP EITF 03-6-1 became effective for the Company on January 1, 2009 and the adoption did not have an impact on our financial statements.

SFAS No. 157 –Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”(“SFAS 157”), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 is for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Company). In February 2008, the FASB deferred for one additional year the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of the parts of SFAS 157 that became effective in 2008 did not have a material impact on the Company’s financial statements. The remaining parts of SFAS 157 did not have a material impact on our financial statements.

SFAS No. 141R –Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) which replaces SFAS No. 141, “Business Combination”. SFAS 141R establishes the principles and requirements for how an acquirer: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) discloses the business combination. This Statement applies to all transactions in which an entity obtains control of one or more businesses, including transactions that occur without the transfer of any type of consideration. SFAS 141R will be effective on a prospective basis for all business combinations on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. Early adoption is not allowed. The adoption of SFAS 141R had no material impact on the financial statements.

SFAS No. 160 –Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements–an amendment of ARB No. 51" (“SFAS 160”). SFAS 160 amends ARB No. 51 and establishes accounting and reporting standards that require noncontrolling interests (previously referred to as minority interest) to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and upon a loss of control, retained ownership interest will be remeasured at fair value, with any gain or loss recognized in earnings. The presentation and disclosure requirements of SFAS 160 were applied retrospectively.Other than the change in presentation of noncontrolling interests, the adoption of SFAS 160 had no material impact on the financial statements.

SFAS No. 161–Disclosures about Derivative Instruments and Hedging Activities

In March 2008, FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”(“FAS 161”). FAS 161 amends and expands the disclosure requirements of FAS 133 to clarify how and why companies use derivative instruments. In addition, FAS 161 requires more disclosures regarding how companies account for derivative instruments and the impact derivatives have on a company’s financial statements. Other than the required disclosures (see note 9), the adoption of SFAS 161 had no material impact on the financial statements.

SFAS No. 142-3 – Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FASB Staff Position (the “FSP”) FAS No. 142-3 (“FSP FAS 142-3”), which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 143-2 requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141, “Business Combinations.” The adoption of FSP FAS 142-3 had no material impact on the financial statements.

Results of Operations

Changes in pricing and demand for chemicals

The overall demand for chemical products, especially commodity chemicals, is highly dependent on general economic conditions. In the past few months, both the prices and demand for chemicals decreased dramatically due to the global recession. The economic indicators from the United States and Europe reveal the intensity of the recession and it is unclear when the market sentiment will change. The economic slowdown is felt in all sectors of the economy.

Three months ended March 31, 2009 compared to three months ended March 31, 2008

The Company recorded a consolidated net gain of $12.5 million for the three months ended March 31, 2009 compared to a net loss of $10.3 million for the corresponding period in 2008. The gain in 2009 is primarily attributable to the translation gain and gain from the debenture repurchase as compared to the translation loss in 2008. The gain was partially offset by an increase in interest expenses resulting from the issuance of the Series B debentures and loans for the financing of Gadot’s purchase.

In the three months ended March 31, 2009, the Company included the results of operations of Gadot, Below is data from Gadot results of operations (in millions of dollars):

	March 31, 2009		March 31, 2008

Chemical income	-	$94.7	$126.1

Chemical expense	-	$86.8	$119.1

Marketing expense	-	$1.6	$3.1

Other expense (mainly
general and administrative)	-	$3.8	$4.9

Interest expense	-	$2.8	$1.3

Net gain (loss)	-	$(0.3)	$(0.6)

In the three months ended March 31, 2009, the Company recorded $1.6 million of marketing expense, as compared to a $3.1 million marketing expense in the corresponding period in 2008. These expenses are attributable to Gadot and composed mainly of salary and commission expenses. The decrease is due to the result of a restructuring plan that took place in Gadot during the second half of 2008.

In the three months ended March 31, 2009, the Company recorded a $7.5 million of general, administrative and other expense, as compared to $7.9 million in the corresponding period in 2008.

In the three months ended March 31, 2009, the Company recorded a $9.0 million of noncontrolling interests share in gain of subsidiaries, net, as compared to $8.0 million share in loss in the corresponding period in 2008. These gains are mainly attributable to translation gains in the notes issued to the partners in Merhav Ampal Energy, LP, an Israeli limited partnership (the "Joint Venture"), resulting from the valuation of the New Israeli Shekel compared to the U.S. Dollar.

In the three months ended March 31, 2009, the Company recorded a $7.3 million interest expense, as compared to a $4.4 million interest expense for the corresponding period in 2008. The increase in interest expense relates to the increase in notes payable which the Company received to finance the purchase of Gadot, issuance of the Company's Series B debentures and the interest expense of the SWAP agreement that was signed on the second quarter in 2008.

In the three months ended March 31, 2009, the Company recorded a $26.6 million translation gain, as compared to a $13.2 million translation loss for the corresponding period in 2008. The translation gain is related to devaluation of the Company's debt denominated in New Israeli Shekel as compared to the U.S. Dollar, an increase of 10.1% in the three months ended March 31, 2009 as compared to a decrease of 7.6% for the corresponding period in 2008.

The Company recorded a minor net loss in Equity in losses of affiliates for the three months ended March 31, 2009, compared to a net gain in Equity in earnings of affiliates of $0.6 million for the corresponding period in 2008.

Results of operations analyzed by segments for three months ended March 31:

	2009	2008
	(U.S. Dollars in thousands)

Revenues:

Chemicals	$94,649	$126,103
Finance	29,911	1,315
Leisure-time	717	726

	125,277	128,144
Equity in earnings (losses) of affiliates	(44)	585

Total	$125,233	$128,729

The Chemicals income relates solely to Gadot and derives from the following activities: sales of a wide range of liquid chemicals, providing maritime shipping services of chemicals by ships and providing other services which include logistics and storage services for chemicals.

In the three months ended March 31, 2009, the Company recorded $125.2 million in revenue which was comprised of $94.6 million in the Chemicals segment, $29.9 million in the Finance segment, $0.7 million in the Leisure-Time segment and a minor net loss in Equity in losses of affiliates, as compared to $128.7 million for the same period in 2008, which was comprised of $126.1 million in the Chemicals segment, $1.3 million in the Finance segment, $0.7 million in the Leisure-time segment and a $0.6 million gain in Equity in earnings of affiliates. The decrease in Chemicals revenues is primarily attributable to the slowdown in the markets, especially in Europe, which lead the decrease in sold quantities and product prices and due to significant decrease in the demand for chemical carrier shipping. The recession and the resulting significant decrease in the demand for chemical carrier ships was felt during the first quarter of 2009. The decrease in demand for chemical shipping lead to a steep decline in freight rates. In addition, the decline in shipped quantities generates an uneven shipment of chemicals, which in certain voyages, results in almost no cargo being shipped on the return leg of a voyage.

This was partially offset by the change in the valuation of the New Israeli Shekel as compared to the U.S. Dollar. The increase in the Finance segment revenue is primarily related to the increase in interest income from deposits and loans receivable.

	2009	2008
	(U.S. Dollars in thousands)

Expenses:

Chemicals	$94,921	$128,320
Finance	7,847	18,891
Leisure-time	514	578

Total	$103,282	$147,789

In the three months ended March 31, 2009, the Company recorded $103.3 million in expenses which was comprised of $94.9 million of expenses in the Chemicals segment, $7.8 million of expenses in the Finance segment and $0.5 million of expenses in the Leisure-time segment, as compared to $147.8 million in expenses for the same period in 2008 which was comprised of $128.3 million in the Chemicals segment, $18.9 million in the Finance segment and $0.6 million in the Leisure-Time segment. The decrease in expenses in the Finance segment is primarily attributable to the $26.6 million translation gain which was recorded due to the devaluation of the Company’s debt denominated in New Israeli Shekel as compared to the U.S. dollar and was partially offset by to the increase in interest expense related to the notes payable which the Company received to finance the purchase of Gadot and issuance of the Company’s Series B debentures.

        Income taxes

In the three month periods ended March 31, 2009 the Company reported tax expense of $0.4 million as compared to approximately $0.8 million of tax benefit in the corresponding periods in 2008. The Company’s net income for the period resulted mostly from translation gains (these gains represent temporary differences for tax purposes). We created a deferred tax asset and full valuation allowance for such gains. The tax expense which was recorded pertains to Gadot’s income.

Liquidity and Capital Resources

        Cash Flows

On March 31, 2009, cash, cash equivalents and marketable securities were $118.7 million, as compared with $121.6 million at December 31, 2008. The decrease is mainly attributable to the repurchase of the Company’s Series B debentures.

As of March 31, 2009, the Company had $45.6 million of marketable securities as compared to $52.9 million as of December 31, 2008. The decrease is attributable to the sale of marketable securities.

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

        Cash flows from operating activities

Net cash provided by operating activities totaled approximately $19.7 million for the three months ended March 31, 2009, compared to approximately $7.0 million used in operating activities for the corresponding period in 2008. The increase in cash provided by operating activities is primarily attributable to the decrease in accounts receivable and inventories. This was partially offset by decrease in accounts payable and proceeds from trading securities.

        Cash flows from investing activities

Net cash provided by investing activities totaled approximately $1.2 million for the three months ended March 31, 2009, compared to approximately $15.2 million used in by investing activities for the corresponding period in 2008. The increase in cash provided in investing activities is primarily attributable to deposits collected, proceeds from the sale of available for sale securities and decrease in capital improvements in 2009. This was partially offset by the purchase of available for sale securities in 2009.

        Cash flows from financing activities

Net cash used in financing activities was approximately $16.2 million for the three months ended March 31, 2009, compared to approximately $7.8 million of net cash provided by financing activities for the corresponding period in 2008. The increase in cash used is primarily attributable to the loans repaid and repurchase of Company’s Series B debentures.

Investments

In the three months ended March 31, 2009, the Company made additional investments in the form of a $0.6 million loan to Bay Heart Ltd. (“Bay Heart”).

Debt

Notes issued to institutional investors in Israel, the convertible note issued to Merhav M.N.F Ltd. (“Merhav”) and other loans payable pursuant to bank borrowings are either in U.S. Dollars, linked to the Consumer Price Index in Israel or in unlinked New Israeli Shekels, with interest rates varying depending upon their linkage provision and mature between 2009-2019.

The Company finances its general operations and other financial commitments through bank loans from Bank Hapoalim, Union Bank of Israel Ltd. (“UBI”) and Israel Discount Bank Ltd (“IDB”). As of March 31, 2009, the outstanding indebtedness under these bank loans totaled $352.7 million and the loans mature through 2009-2019.

On April 29, 2008, Ampal completed a public offering in Israel of NIS 577.8 million (approximately $166.8 million) aggregate principal amount of its Series B debentures, due in 2016. The debentures are linked to the Israeli consumer price index and carry an annual interest rate of 6.6%. The debentures rank pari passu with Ampal’s unsecured indebtedness. The debentures will be repaid in five equal annual installments commencing on January 31, 2012, and the interest will be paid semi-annually. As of March 31, 2009, the outstanding debt under the debentures amounts to $123.3 million, due to the change in valuation of the New Israeli Shekel as compared to the U.S. dollar and to the repurchase plan. Ampal deposited an amount of $44.6 million with Clal Finance Trusties 2007 Ltd. in accordance with a trust agreement dated April 6, 2008, to secure the first four years worth of payments of interest on the debentures. As of March 31, 2009, the outstanding amount of the deposit was $27.5 million. The debt offering was made solely to certain non-U.S. institutional investors in accordance with Regulation S under the U.S. Securities Act of 1933, as amended. The notes have not been and will not be registered under the U.S. securities laws, or any state securities laws, and may not be offered or sold in the United States or to United States persons without registration unless an exemption from such registration is available.

On March 27, 2008, Midroog Ltd., an affiliate of Moody’s Investors Service rated the Series B debentures as A2 and also raised the rating of Ampal’s Series A debentures to A2. On September 15, 2008, Midroog reduced the rating on the Series A and Series B debentures to A3.

Ampal funded the Gadot transaction with a combination of available cash and the proceeds of the credit facility, dated November 29, 2007 (the “Credit Facility”), between Merhav Ampal Energy Ltd. (“MAE”) and IDB, for approximately $60.7 million, which amount was increased, on the same terms and conditions, on June 3, 2008 by approximately $11.3 million in order to fund the second stage of the transaction and on September 23, 2008 by approximately $15.4 million in order to fund the third stage of the transaction. The Credit Facility is divided into two equal loans of approximately $43.7 million. The first loan is a revolving loan that has no principal payments and may be repaid in full or in part on December 31 of each year until 2019, when a single balloon payment will become due. The second loan also matures in 2019, has no principal payments for the first one and a half years, and shall thereafter be paid in equal installments over the remaining ten years of the term. Interest on both loans accrues at a floating rate equal to LIBOR plus a percentage spread and is payable on a current basis. Ampal has guaranteed all the obligations of MAE under the Credit Facility and Ampal’s interest in Gadot has also been pledged to IDB as a security for the Credit Facility.  Yosef Maiman has agreed with IDB to maintain ownership of a certain amount of the Company’s Class A Common Stock. The Credit Facility contains customary affirmative and negative covenants for credit facilities of this type.

As of March 31, 2009, the Company has a $8.3 million loan with UBI that bears interest at the rate of LIBOR plus 2% to be repaid in six annual installments commencing on April 2, 2008 and various other loans with UBI in the aggregate amount of $7.0 million bearing interest at rates between 3.75% and 4.8% to be repaid during 2009.

As of March 31, 2009, the Company has a $18.0 million loan with Bank Hapoalim as part of a $27 million dollar loan facility. The funds borrowed under the loan facility are due in nine annual installments commencing on December 31, 2007 and bear interest at an annual rate of LIBOR plus 2%. The related loan agreement contains financial and other covenants including an acceleration of payment upon the occurrence of certain changes in the ownership of the Company’s Class A Stock. As of March 31, 2009, the Company is in compliance with its debt covenants.

As of March 31, 2009, the Company has a $87.5 million loan from institutional investors who own 50% of Merhav Ampal Energy Holdings, LP. The loan is not linked to the Consumer Price Index in Israel, bears no interest and is repayable upon agreement by both parties, but with a minimum term of one year.

The Company has a short term loan from Bank Hapoalim in the aggregate amount of $3.5 million bearing interest of 7.1%, to be repaid by December 31, 2009 and a revolving short term loan in the amount of $4.5 million bearing interest of 3.8% .

On November 20, 2006, the Company entered into a trust agreement with Hermetic Trust (1975) Ltd. pursuant to which the Company issued Series A debentures to institutional investors in Israel in the principal aggregate amount of NIS 250 million (approximately $58 million) with an interest rate of 5.75%, which is linked to the Israeli consumer price index. The notes shall rank pari passu with our unsecured indebtedness. The notes will be repaid in five equal annual installments commencing on November 20, 2011, and the interest will be paid semi-annually. As of March 31, 2009, the outstanding debt under the notes amounts to $58.4 million, due to the change in valuation of the New Israeli Shekel as compared to the U.S. dollar. The Company deposited an amount of $10.2 million with Hermetic Trust (1975) Ltd. to secure the first three years worth of payments of interest on the debentures. As of March 31, 2009, the outstanding amount of the deposit was $3.5 million.

Midroog initially rated the Company’s Series A debentures as A3. On March 27, 2008 Midroog raised the rating of the Series A debentures to A2 and rated the Series B debentures as A2. On September 15, 2008 Midroog reduced the rating to A3.

Other long term borrowings in the amount of $0.2 million are linked to the Consumer Price Index in Israel, mature between 2009 and 2010 and bear annual interest of 5.7%.

As of March 31, 2009, Gadot had $0.1 million outstanding under its convertible debentures. Gadot’s debentures were listed on the TASE in December 2003, are linked to the Consumer Price Index in Israel, bear annual interest at the rate of 6.5%, and are repayable at December 5, 2009. The debentures are convertible into ordinary shares of Gadot, each incremental amount of NIS 3.53 of outstanding debentures (linked to the Consumer Price Index in Israel) is convertible into one ordinary share of Gadot, par value NIS 0.1, subject to adjustments.

As of March 31, 2009, Gadot had $8.1 million outstanding under its other debentures. These debentures are not convertible into shares and are repayable in five equal annual installments on September 15 of each of the years 2008 through 2012. The outstanding balance of the principal of the debentures bears annual interest at the rate of 5.3%. The principal and interest of the debentures are linked to the Consumer Price Index in Israel and the interest is payable in semi-annual installments on March 15 and September 15 of each of the years 2006 through 2012.

As of March 31 2009, Gadot has short term loans payable in the amount of $69.5 million and long term loans payable in the amount of $64.5 million. The various short term loans payable are either unlinked or linked to the Euro and bear interest at rates between 5.73% to 6.09%. The various long term loans payable are either unlinked or linked to the Consumer Price Index in Israel or linked to the Euro and bear interest at rates between 4.82% to 6.9%.

The weighted average interest rates and the balances of these short-term borrowings at March 31, 2009 and December 31, 2008 were 3.77% on $136.7 million and 5.1% on $157.2 million, respectively.

As of March 31, 2009, the Company had issued guarantees on certain outstanding loans to its investees and subsidiaries in the aggregate principal amount of $64.4 million. These include:

1.	A $7.5 million guarantee on indebtedness incurred by Bay Heart in connection with the development of property. Bay Heart recorded losses in 2009. There can be no guarantee that Bay Heart will become profitable or that it will generate sufficient cash to repay its outstanding indebtedness without relying on the Company’s guarantee.

2.	A $56.9 million guarantee of outstanding indebtedness of Gadot.

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

As of March 31, 2009, the Company had open foreign currency forward exchange contracts to purchase U.S. Dollars and sell Euros in the amount of $1.5 million, contracts to purchase Euros and sell U.S. Dollars in the amount of $2.2 million, contracts to purchase Yen and sell U.S. Dollars in the amount of $0.8 million and contracts to purchase U.S. Dollars and sell NIS in the amount of $3.0 million.

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

Should any of those risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary from those described herein as anticipated, believed, estimated, expected, intended or planned. These risks and uncertainties may include, but are not limited to, those described in this report, in Part II, Item 1A. Risk Factors and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2008, and those described from time to time in our future reports filed with the Securities and Exchange Commission. The Company assumes no obligation to update or revise any forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS AND SENSITIVITY ANALYSIS

The Company is exposed to various market risks, including changes in interest rates, foreign currency exchange rates, index rates and equity price changes. The following analysis presents the hypothetical loss in earnings, cash flows and fair values of the financial instruments which were held by the Company at March 31, 2009, and are sensitive to the above market risks.

During the three months ended March 31, 2009, there have been no material changes in the market risk exposures facing the Company as compared to those the Company faced in the fiscal year ended December 31, 2008.

Interest Rate Risks

On May 15, 2008, the Company entered into a swap agreement with respect to its Series B debentures, in the principal amount of $123.3 million, due 2016. As a result of these agreements the Company is currently paying an effective interest rate of LIBOR plus 5.12% on $43.9 million of these debentures, as compared to the original 6.6% fixed rate which is linked to the Israeli consumer price index.

As of March 31, 2009, the value of the currency swap resulted in a $0.8 million decrease in other assets and a corresponding increase in interest expense.

As of March 31, 2009, the Company had financial assets totaling $102.4 million and financial liabilities totaling $542.3 million. For fixed rate financial instruments, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate financial instruments, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

As of March 31, 2009, the Company did not have fixed rate financial assets and had variable rate financial assets of $102.4 million. A ten percent decrease in interest rates would not increase the unrealized fair value of the fixed rate assets.

As of March 31, 2009, the Company had fixed rate debt of $297.5 million and variable rate debt of $244.8 million. A ten percent decrease in interest rates would increase the unrealized fair value of the financial debts in the form of the fixed rate debt by approximately $6.6 million.

The net decrease in earnings and cash flows for the next year resulting from a ten percent interest rate increase would be approximately $0.8 million, holding other variables constant.

Foreign Currency Exchange Rate Sensitivity Analysis

The Company’s exchange rate exposure on its financial instruments results from its investments and ongoing operations. As of March 31, 2009, the Company had open foreign currency forward exchange contracts to purchase U.S. Dollars and sell Euros in the amount of $1.5 million, contracts to purchase Euros and sell U.S. Dollars in the amount of $2.2 million, contracts to purchase Yen and sell U.S. Dollars in the amount of $0.8 million and contracts to purchase U.S. Dollars and sell New in the amount of $3.0 million. Holding other variables constant, if there were a ten percent devaluation of each of the foreign currency, the Company’s cumulative translation loss reflected in the Company’s accumulated other comprehensive loss would increase by $2.5 million, and regarding the statements of operations, a ten percent devaluation of the U.S. Dollar exchange rate would result in a net increase in earnings and cash flows of $19.6 million, and a ten percent devaluation of the Euro exchange rate would result in a net increase in earnings and cash flows of $0.5 million.

On May 15, 2008, the Company entered into a swap agreement with respect to its Series B debentures, in the principal amount of $123.3 million, due 2016. As a result of these agreements the Company is currently paying an effective interest rate of LIBOR plus 5.12% on $43.9 million of these notes, as compared to the original 6.6% fixed rate which is linked to the Israeli consumer price index. As of March 31, 2009, the value of the currency swap resulted in a $1.4 million decrease in other assets and a corresponding increase in interest expense.

Equity Price Risk

The Company’s investments at March 31, 2009 included trading marketable securities which are recorded at a fair value of $4.2 million, including a net unrealized loss of $0.1 million, and $41.5 million of trading securities that are classified as available for sale, including a net unrealized loss of $3.3 million. Those securities have exposure to equity price risk. The estimated potential loss in fair value resulting from a hypothetical ten percent decrease in prices quoted on stock exchanges is approximately $4.6 million. There will be no impact on cash flow resulting from a hypothetical ten percent decrease in prices quoted on stock exchanges.

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

Part	–	II OTHER INFORMATION

Item 1.	Legal Proceedings:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter ended March 31, 2009, Ampal made the following stock repurchases pursuant to the stock repurchase program:

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

Month #1
(January 1st to January 31st )	255,391	$0.858	255,391	$18,683,000

Month #2
(February 1st to February 28th )	13,829	$1.266	13,829	$18,665,000

Month #3
(March 1st to March 31st)	22,883	$1.261	22,883	$18,637,000

Total	292,103	$0.909	292,103	$18,637,000

(1)	On November 24, 2008, Ampal announced that its Board of Directors approved a repurchase program, effective November 23, 2008, to repurchase up to $20 million of its Class A Stock.

Item 3.	Defaults upon Senior Securities

        None.

Item 4.	Submission of Matters to a Vote of Security Holders.

        None.

Item 5.	Other Information.

        None.

Item 6.	Exhibits.

(a)	Exhibits:

10.1	English Translation of Hebrew Language Employment Agreement between Gadot Chemical Tankers and Terminals Ltd. and Erez I. Meltzer, dated April 13, 2009 (Filed as exhibit 10.1 to Form 8-K filed with the SEC on April 14, 2009, and incorporated herein by reference).

11.1	Schedule Setting Forth Computation of Earnings Per Share of Class A Stock.

31.1	Certification of Yosef A. Maiman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Irit Eluz pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Yosef A. Maiman and Irit Eluz pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

By: /s/ Zahi Ben-Atav —————————————— Zahi Ben-Atav VP Accounting and Controller (Principal Accounting Officer)

Date: May 6, 2009

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

Exhibit Index

Exhibit No.	Description

10.1	English Translation of Hebrew Language Employment Agreement between Gadot Chemical Tankers and Terminals Ltd. and Erez I. Meltzer, dated April 13, 2009 (Filed as exhibit 10.1 to Form 8-K filed with the SEC on April 14, 2009, and incorporated herein by reference).

11.1	Schedule Setting Forth Computation of Earnings Per Share of Class A Stock.

31.1	Certification of Yosef A. Maiman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Irit Eluz pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Yosef A. Maiman and Irit Eluz pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.