Form 10-Q
period 2009-06-30
AMPAL-AMERICAN ISRAEL CORP
filed 2009-08-05
CIK 731859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2009

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

Yes ☐ No ☒

        The number of shares outstanding of the issuer’s Class A Stock, par value $1.00 per share, its only authorized common stock, is 56,133,764 (as of July 27, 2009).

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS
AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS AS OF	June 30, 2009	December 31, 2008
(U.S. Dollars in thousands)	(Unaudited)	(Audited)

Current assets:
Cash and cash equivalents	$77,864	$68,682
Marketable securities	31,252	52,859
Accounts receivable (Net of allowance for doubtful amounts of $0.1 and $0.3)	86,194	111,231
Deposits	11,511	13,834
Inventories	22,045	33,744
Other assets	19,833	19,510

Total current assets	248,699	299,860

Non-current assets:
Investments	370,774	375,612
Fixed assets, less accumulated depreciation of $16,598 and $13,175	138,823	112,195
Deposits	39,531	45,134
Deferred income taxes	24,333	22,819
Other assets	13,481	13,958
Goodwill	50,172	51,556
Intangible assets	11,328	14,783

Total Non-current assets	648,442	636,057

TOTAL ASSETS	$897,141	$935,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND EQUITY AS OF	June 30, 2009	December 31, 2008
(U.S. Dollars in thousands, except share amounts)	(Unaudited)	(Audited)

LIABILITIES
Current liabilities:
Notes and loans payable and current maturities	$141,916	$157,233
Accounts payable, accrued expenses and others	67,546	83,925

Total current liabilities	209,462	241,158

Long term liabilities:
Notes and loans payable	226,889	222,499
Debentures	206,384	216,724
Deferred income taxes	5,227	5,965
Other long term liabilities	9,500	9,476

Total long term liabilities	448,000	454,664

Total liabilities	657,462	695,822

EQUITY
Ampal's shareholders' equity:
Class A Stock $1 par value; authorized 100,000,000 and 100,000,000 shares; issued 63,277,321
and 63,277,321 shares; outstanding 56,133,764 and 56,425,867 shares	63,277	63,277

Additional paid-in capital	191,636	191,263

Retained earnings	30,152	31,062

Accumulated other comprehensive loss	(20,677)	(17,876)

Treasury stock, at cost	(28,763)	(28,500)

Total Ampal shareholders' equity	235,625	239,226

Noncontrolling interest	4,054	869

Total equity	239,679	240,095

TOTAL LIABILITIES AND EQUITY	$897,141	$935,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30,	2009	2008
(U.S. Dollars in thousands, except per share amounts)	(Unaudited)	(Unaudited)

REVENUES:
Chemical income	$186,293	$277,171
Real estate income	94	-
Equity in earnings (losses) of affiliates	(275)	578
Realized gains on investments	522	379
Realized and unrealized gains (losses) on marketable securities	(155)	139
Translation gain	11,959	-
Interest income	2,600	2,156
Leisure-time income	1,308	1,492
Gain from redemption of debt, gain from change in ownership interest in a subsidiary
and other income	3,376	718

Total revenues	205,722	282,633

EXPENSES:
Chemical expense - cost of goods sold	171,804	259,142
Real estate expenses	294	387
Interest expense	13,405	14,931
Translation loss	-	25,381
Loss from sale of fixed assets	29	-
Marketing expense	3,358	6,105
General, administrative and other	16,095	18,307

Total expenses	204,985	324,253

Gain (loss) before income taxes	737	(41,620)
Provision for income taxes (tax benefits)	(1,563)	(1,081)

Net income (loss)	2,300	(40,539)
Less: Net income (loss) attributable to noncontrolling interests	3,210	(12,894)

Net loss from continuing operations	(910)	(27,645)

Basic and diluted EPS:

Loss per share	$(0.02)	$(0.48)

Shares used in EPS calculation (in thousands)	56,168	57,722

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30,	2009	2008
(U.S. Dollars in thousands, except per share amounts)	(Unaudited)	(Unaudited)

REVENUES:
Chemical income	$91,620	$151,559
Real estate income	73	-
Equity in earnings (losses) of affiliates	(231)	(7)
Realized gains on investments	522	(33)
Realized and unrealized gains (losses) on marketable securities	100	39
Translation gain	-	-
Interest income	1,936	1,508
Leisure-time income	615	766
Gain from redemption of debt, gain from change in ownership interest in a subsidiary
and other income	462	72

Total revenues	95,097	153,904

EXPENSES:
Chemical expense - cost of goods sold	85,031	140,044
Real estate expenses	157	188
Interest expense	6,131	10,506
Translation loss	14,632	12,158
Marketing expense	1,741	3,008
Loss from sale of fixed assets	5	-
General, administrative and other	8,615	10,560

Total expenses	116,311	176,464

Loss before income taxes	(21,214)	(22,560)
Provision for income taxes (tax benefits)	(1,982)	(254)

Net loss	(19,232)	(22,306)
Less: Net loss attributable to noncontrolling interests	(5,828)	(4,936)

Net loss from continuing operations	(13,404)	(17,370)

Basic and diluted EPS:

Loss per share	$(0.24)	$(0.3)

Shares used in EPS calculation (in thousands)	56,134	57,742

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30,	2009	2008
(U.S. Dollars in thousands)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net income (loss) for the period	$2,300	$(40,539)
Adjustments to reconcile net (income) loss for the period to net cash provided by (used in) operating activities:
Equity in losses (earnings) of affiliates	275	(578)
Realized and unrealized loss (gain) on investments, net	(367)	(518)
Depreciation and amortization expense	6,864	5,794
Loss from sale of fixed assets	29	-
Non cash stock based compensation	878	418
Translation (gain) loss	(11,959)	25,381
Decrease (increase) in other assets	(3,977)	2,380
Decrease (increase) in inventories	10,763	(4,284)
Decrease (increase) in accounts receivable	20,167	(10,405)
Increase (decrease) in accounts payable, accrued expenses and other	(8,394)	13,728
Investments made in trading securities	-	(79)
Proceeds from sale of trading securities	1,069	1,642
Gain from change in ownership interest in a subsidiary	-	(342)
Dividends received from affiliates	572	3,140

Net cash provided (used in) by operating activities	18,220	(4,262)

Cash flows from investing activities:
Deposits, notes and loans receivable collected	7,252	2,353
Deposits, notes and loans receivable granted	-	(54,552)
Capital improvements	(29,824)	(21,181)

Investments made in affiliates and others	(602)	(23,730)
Investments made in available for sale shares	(7,783)	-
Proceeds from sale of available for sale shares	28,772	-
Proceeds from sale of investments	546	604
Proceeds from sale of fixed assets	349	3,742

Net cash used in investing activities	(1,290)	(92,764)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30,	2009	2008
(U.S. Dollars in thousands)	(Unaudited)	(Unaudited)

Cash flows from financing activities:
Notes and loans payable received	$26,468	$25,841
Notes and loans payable repaid	(32,191)	(2,930)
Proceeds from issuance of debentures		166,856
Deferred expense relating to issuance of debentures		(2,575)
Proceeds from exercise of stock option and warrants		290
Debentures repaid and shares repurchased	(5,995)	-

Net cash (used in) provided by financing activities	(11,718)	187,482

Effect of exchange rate changes on cash and cash equivalents	3,970	1,734

Net increase in cash and cash equivalents	9,182	92,190
Cash and cash equivalents at beginning of period	68,682	44,267

Cash and cash equivalents at end of period	$77,864	$136,457

Supplement Disclosure of Non-cash Investing and Financing Activities-
Conversion of a convertible debenture in subsidiary	-	1,214

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. Dollars in thousands)

Unaudited

	Ampal American Israel Corporation
	Class A stock
	Number of shares*	Amount	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Non-controlling interests	Total equity

BALANCE AT JANUARY 1, 2009	63,277	63,277	191,263	31,062	(17,876)	(28,500)	869	240,095
CHANGES DURING 2009:
Net income for the period				(910)			3,210	2,300
Unrealized loss from
marketable securities					(1,453)			(1,453)
Foreign currency
translation adjustments					(1,348)		(25)	(1,373)

Total comprehensive loss								(526)
Purchase of 292,103 shares						(263)		(263)
Share based compensation
expense			373					373

BALANCE AT JUNE 30, 2009	63,277	63,277	191,636	30,152	(20,677)	(28,763)	4,054	239,679

*In thousands

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. Dollars in thousands)

Unaudited

	Ampal American Israel Corporation
	Class A stock
	Number of shares*	Amount	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Non-controlling interests	Total equity

BALANCE AT JANUARY 1, 2008	63,277	63,277	189,899	47,931	(14,821)	(27,874)	23,206	281,618
CHANGES DURING 2008:
Net Loss for the period				(27,645)			(12,894)	(40,539)
Unrealized gain from
marketable securities					(96)			(96)
Foreign currency
translation adjustments					13,736		(7,343)	6,393

Total comprehensive loss								(34,242)
Reissuance of 89,750
treasury stock for exercise
of stock option				(159)		449		290
Share based compensation
expense			418					418

BALANCE AT JUNE 30, 2008	63,277	63,277	190,317	20,127	(1,181)	(27,425)	2,969	248,084

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

3.	Recently adopted and recently Issued Accounting Pronouncements

FAS 168

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles–a replacement of FASB Statement No. 162 (“SFAS 168”). The statement confirmed that the FASB Accounting Standards Codification (the “Codification”) will become the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”), and related literature. Upon the effectiveness of the codification, only one level of authoritative U.S. GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change U.S. GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification, which changes the referencing of financial standards, becomes effective for interim and annual periods ending on or after September 15, 2009. We will apply the Codification beginning in the third quarter of fiscal 2009. The adoption of SFAS 168 is not expected to have a material impact on our condensed consolidated financial statements or related footnotes.

FAS 167

In June 2009, the FASB issued FAS 167, Amendments to FASB Interpretation No. 46(R), which changes the approach to determining the primary beneficiary of a variable interest entity (“VIE”) and requires companies to more frequently assess whether they must consolidate VIEs. This new standard is effective for us beginning on January 1, 2010. We are currently assessing the potential impacts, if any, on our consolidated financial statements.

FAS 157-4

In April 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Whether a Market is not Active and a Transaction is not Distressed” (“FSP FAS 157-4”), which provides additional guidance in accordance with FASB No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability has significantly decreased. FSP FAS 157-4 shall be effective for interim and annual reporting periods ending after June 15, 2009 and the adoption did not have a material impact on our financial statements.

FAS 107-1

In April 2009, the FASB issued FASB Staff Position No. 107-1 (“FSP FAS 107-1”) and APB 28-1 (“APB 28-1”), which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009 and the adoption did not have a material impact on our financial statements.

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

SFAS No. 157 – Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”(“SFAS 157”), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 is for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Company). In February 2008, the FASB deferred for one additional year the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of the parts of SFAS 157 that became effective in 2008 did not have a material impact on the Company’s financial statements. The adoption of the remaining parts of SFAS 157 did not have a material impact on our financial statements.

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

SFAS No. 160 – Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements–an amendment of ARB No. 51" (“SFAS 160”). SFAS 160 amends ARB No. 51 and establishes accounting and reporting standards that require noncontrolling interests (previously referred to as minority interest) to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and upon a loss of control, retained ownership interest will be remeasured at fair value, with any gain or loss recognized in earnings. The presentation and disclosure requirements of SFAS 160 were applied retrospectively. Other than the change in presentation of noncontrolling interests, the adoption of SFAS 160 had no material impact on the financial statements.

SFAS No. 161 – Disclosures about Derivative Instruments and Hedging Activities

In March 2008, FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”(“FAS 161”). FAS 161 amends and expands the disclosure requirements of FAS 133 to clarify how and why companies use derivative instruments. In addition, FAS 161 requires more disclosures regarding how companies account for derivative instruments and the impact derivatives have on a company’s financial statements. Other than the required disclosures (see note 10), the adoption of SFAS 161 had no material impact on the financial statements.

SFAS No. 142-3 – Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FASB Staff Position FAS No. 142-3 (“FSP FAS 142-3”), which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 143-2 requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141, “Business Combinations.” The adoption of FSP FAS 142-3 had no impact on material the financial statements.

4.	Cash and cash equivalents

Cash equivalents are short-term, highly liquid investments (bank accounts and bank deposits) that have original maturity dates of three months or less and are readily convertible into cash.

Cash equal to $2.0 million has been placed as a compensating balance for various loans provided to the Company and would therefore be unavailable if the Company wished to pledge them in order to provide an additional source of cash.

5.	Inventories – mainly chemicals and other materials intended for sale are valued at the lower of cost or market. Cost is determined based on the moving average basis.

6.	East Mediterranean Gas Company

East Mediterranean Gas Co. S.A.E, an Egyptian joint stock company (“EMG”), organized in 2000 in accordance with the Egyptian Special Free Zones system, has been granted the right to export natural gas from Egypt to Israel, other locations in the East Mediterranean basin and to other countries. EMG has linked the Israeli energy market with the Egyptian national gas grid via an East Mediterranean pipeline with the first gas delivery occurring in May, 2008. EMG is the developer, owner and operator of the pipeline and its associated facilities on shore in both the point of departure at El Arish, Egypt and the point of entry in Ashkelon, Israel. In the Israeli market, EMG’s first contract was signed in late 2005 with the Israel Electric Corporation (“IEC”) for a quantity of 2.1 BCM annually over 15-20 years. A second contract was signed with Dorad Energy, Ltd. (“Dorad”) (an independent power producer) for a quantity of 0.735 BCM annually over 17-22 years. EMG is in the process of negotiating several additional agreements covering much of the anticipated 7.0 BCM annually earmarked for the Israeli market. This project is governed by an agreement signed between the governments of Israel and Egypt which designates EMG as the authorized exporter of Egyptian gas, secures EMG’s tax exemption in Israel and provides for the Egyptian government’s guarantee for the delivery of the gas to the Israeli market.

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

In May 2008, the Government of Egypt adopted legislation that purports to revoke the tax free status of existing free zone companies operating in the iron, cement, steel, petroleum, liquification and transport of natural gas industries. The legislation, by its terms, would apply to EMG. Ampal understands that the impact of this recent change in law would be to impose a 20% tax on EMG’s net future income. It is not clear to what extent the legislation will be enforced or whether it is valid under the Egyptian constitution. The legislation is, to Ampal’s understanding, unusual, and it is not clear whether EMG will be successful in its negotiations with the Egyptian authorities or whether EMG shall choose to challenge this legislation in court, and therefore what if any impact the legislation will ultimately have on EMG.

In September 2008, Midroog downgraded the rating on Ampal’s Series A and Series B Debentures from A2 to A3 and will continue to maintain Ampal on its “Watchlist.”Midroog concluded that there is a possibility that new agreements between EMG and the Egyptian gas supplier may adversely affect EMG’s financial results compared to previous expectations, which will result in reduced cash flow from EMG to Ampal and other financial parameters resulting from such reduced cash flow. Midroog added that it will monitor the situation, including the negotiations between EMG and the Egyptian gas supplier, the regularity of the gas supply and other matters, and will review Ampal’s rating accordingly. Ampal’s rating will remain on the Watchlist.

As of June 30, 2009, the Company’s financial statements reflect a 16.8% interest in shares of EMG, with 8.2% held directly and 8.6% held through the Joint Venture (of which Ampal owns 50%). In June 2009, EMG and its upstream supplier in Egypt entered into an amendment (“Amendment”) to the Gas Sales & Purchase Agreement (“GSPA”) with regard to repricing gas sold to EMG. The Amendment to the GSPA includes price increases, periodic price adjustments, and new gas delivery targets. Subsequently, EMG entered into negations with both of its contracted clients, IEC and Dorad, in order to amend their contracts to reflect the provisions contained in the Amendment. The Dorad amendment was signed in July 2009 and the IEC amendment negotiations are underway.

To the best of Ampal’s knowledge, EMG is currently supplying the full contracted quantities of the gas.

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

9.	Services and Management Agreements – related party transactions

Ampal and Gadot entered into a services agreement pursuant to which Gadot shall pay Ampal management fees, calculated as a percentage of Gadot’s profits, in consideration for management services rendered by Ampal to Gadot.

Ampal and Merhav entered into an agreement pursuant to which Ampal shall pay Merhav annual management fees totaling in the aggregate NIS 10 million ($2.6 million), in consideration for management, marketing, financial, development and other administrative services rendered by Merhav to Ampal.

As stipulated above, Yosef A. Maiman, the Chairman, President and CEO of Ampal and a member of the controlling shareholders group of Ampal, is the sole owner of Merhav. Because of the foregoing relationship, a special committee of the Board of Directors composed of Ampal’s independent directors negotiated and approved the transaction between Ampal and Merhav.

10.	Derivatives and Other Financial Instruments

As stated above, in March 2008, the FASB issued FAS 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 is an amendment of SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). This statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. FAS 161 became effective for the Company on January 1, 2009 and we have incorporated the additional disclosure information for FAS 161 below.

The Company is exposed to certain risks relating to its ongoing business operations, including financial, market, political, and economic risks. The following discussion provides information regarding the Company’s exposure to the risks of changing commodity prices, interest rates, and foreign currency exchange rates.

The Company’s derivative activities are subject to management’s discretion.

The interest rate and foreign exchange contracts are held for purposes other than trading. They are used primarily to mitigate uncertainty and volatility, and to in order to cover underlying exposures. A swap contract was entered into to convert some of the Company’s New Israeli Shekel denominated debt in the amount of NIS 150 million ($43.9 million) into U.S. Dollar denominated debt and to convert Israeli interest rates into LIBOR interest rates.

On April 1, 2009, the Company signed a interest rate swap contract in order to convert some of the company’s LIBOR interest rate denominated debt in the amount of $43.7 million into fixed interest rate debt.

We use foreign currency forward contracts to mitigate fluctuations in foreign currency exchange rates due to variability payment or receipt of currencies other than the Company’s functional currency. We use contracts to purchase U.S. Dollars and sell Euros, contracts to purchase Euros and sell U.S. Dollars, contracts to purchase Yen and sell U.S. Dollars and contracts to purchase U.S. Dollars and sell New Israeli Shekels.

We enter into derivative financial instruments, including swaps and forward agreements. We report the fair value of the derivatives on our balance sheet. The derivatives used are not designated as a hedging instrument under SFAS 133. Changes in fair value are recognized in earnings in the period of change.

The following summarizes the gross fair market value of all derivative instruments and their location in our consolidated balance sheet and are shown by those in an asset or liability position and categorized as commodity derivatives.

Asset Derivatives

		(U.S. Dollars in thousands)
Derivative Instrument	Location	June 30, 2009	December 31, 2008	June 30, 2008

SWAP contracts	Other assets	1,512	-	2,724
Exchange rate contracts	Other assets	102	9,601	-

Liability Derivatives

		(U.S. Dollars in thousands)
Derivative Instrument	Location	June 30, 2009	December 31, 2008	June 30, 2008

SWAP contracts	Accounts payable, accrued expenses and others	798	4,218	-
Exchange rate contracts	Accounts payable, accrued expenses and others	419	10,105	611

Statement of Operation

		(U.S. Dollars in thousands)
Derivative Instrument	Location	June 30, 2009	June 30, 2008

SWAP contract	Translation income	3,421	2,724
Interest rate SWAP contract	Interest income	1,511	-
Exchange rate contracts	Translation (expense)	(1,576)	(611)

11.	Fair Value Measurements

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

Financial assets and liabilities measured at fair value on a recurring basis as at June 30, 2009 consisted of the following (in thousands):

Fair Value Measurements as Using at:

	June 30, 2009			December 31, 2008
	Level 1	Level 2	Total	Level 1	Level 2	Total

Trading securities *	$3,331	$-	$3,331	$4,396	$-	$4,396
Available for sale securities *	27,921	-	27,921	48,463	-	48,463
Derivative assets **	-	1,614	1,614	-	9,601	9,601
Derivative liabilities **	-	(1,217)	(1,217)	-	(14,323)	(14,323)

Total	$31,252	$397	$31,649	$52,859	$(4,722)	$48,137

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

* The trading securities and available for sale securities are mainly traded debentures

** See note 10

12.	Segment information presented below, results primarily from operations in Israel.

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

The leisure-time segment consists of an affiliate; Country Club Kfar Saba Ltd., the Company’s 51%-owned subsidiary, located in Israel.

The finance segment consists of all other activities which are not part of any of the above segments.

SIX MONTHS ENDED JUNE 30,	2009	2008
(Dollars in thousands)

Revenues:
Chemicals	$186,293	$277,513
Finance	18,396	3,050
Leisure-time	1,308	1,492

	205,997	282,055
Equity in (losses) gain of affiliates	(275)	578

Total consolidated revenues	$205,722	$282,633

Pre-tax Operating Gain (loss):
Chemicals	$(529)	$(2,337)
Finance	1,273	(39,847)
Leisure-time	268	(14)

	1,012	(42,198)
Equity in (losses) gain of affiliates	(275)	578

Total consolidated pretax gain (loss)	$737	$(41,620)

Total Assets:
Chemicals	$356,091	$405,862
Finance	499,785	608,029
Energy	361,323	361,323
Leisure-Time	3,323	4,359
Inter- segments adjustments	(323,381)	(378,136)

Total consolidated assets	$897,141	$1,001,437

Corporate office expense is principally applicable to the financing operations and has been charged to that segment. Revenues and pre-tax operating gain above exclude equity in earnings of affiliates.

13.	The following table summarizes securities that were not included in the calculations of diluted earnings per share of Class A Stock for the periods ended June 30, 2009 and 2008 because such shares are anti-dilutive.

(Shares in thousands)	Three Months ended June 30,
	2009	2008

Shares resulting from Options and Rights	2,921	2,341

14.	LEGAL PROCEEDINGS:

None.

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

Recently adopted and recently Issued Accounting Pronouncements

FAS 168

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles–a replacement of FASB Statement No. 162 (“SFAS 168”). The statement confirmed that the FASB Accounting Standards Codification (the “Codification”) will become the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”), and related literature. Upon the effectiveness of the codification, only one level of authoritative U.S. GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change U.S. GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification, which changes the referencing of financial standards, becomes effective for interim and annual periods ending on or after September 15, 2009. We will apply the Codification beginning in the third quarter of fiscal 2009. The adoption of SFAS 168 is not expected to have a material impact on our condensed consolidated financial statements or related footnotes.

FAS 167

In June 2009, the FASB issued FAS 167, Amendments to FASB Interpretation No. 46(R), which changes the approach to determining the primary beneficiary of a variable interest entity (“VIE”) and requires companies to more frequently assess whether they must consolidate VIEs. This new standard is effective for us beginning on January 1, 2010. We are currently assessing the potential impacts, if any, on our consolidated financial statements.

FAS 157-4

In April 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Whether a Market is not Active and a Transaction is not Distressed” (“FSP FAS 157-4”), which provides additional guidance in accordance with FASB No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability has significantly decreased. FSP FAS 157-4 shall be effective for interim and annual reporting periods ending after June 15, 2009 and the adoption did not have a material impact on our financial statements.

FAS 107-1

In April 2009, the FASB issued FASB Staff Position No. 107-1 (“FSP FAS 107-1”) and APB 28-1 (“APB 28-1”), which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009 and the adoption did not have a material impact on our financial statements.

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

SFAS No. 157 –Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”(“SFAS 157”), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 is for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Company). In February 2008, the FASB deferred for one additional year the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of the parts of SFAS 157 that became effective in 2008 did not have a material impact on the Company’s financial statements. The adoption of the remaining parts of SFAS 157 did not have a material impact on our financial statements.

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

SFAS No. 160 –Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements–an amendment of ARB No. 51" (“SFAS 160”). SFAS 160 amends ARB No. 51 and establishes accounting and reporting standards that require noncontrolling interests (previously referred to as minority interest) to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and upon a loss of control, retained ownership interest will be remeasured at fair value, with any gain or loss recognized in earnings. The presentation and disclosure requirements of SFAS 160 were applied retrospectively. Other than the change in presentation of noncontrolling interests, the adoption of SFAS 160 had no material impact on the financial statements.

SFAS No. 161–Disclosures about Derivative Instruments and Hedging Activities

In March 2008, FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”(“FAS 161”). FAS 161 amends and expands the disclosure requirements of FAS 133 to clarify how and why companies use derivative instruments. In addition, FAS 161 requires more disclosures regarding how companies account for derivative instruments and the impact derivatives have on a company’s financial statements. Other than the required disclosures (see note 10), the adoption of SFAS 161 had no material impact on the financial statements.

SFAS No. 142-3 – Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FASB Staff Position FAS No. 142-3 (“FSP FAS 142-3”), which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 143-2 requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141, “Business Combinations.” The adoption of FSP FAS 142-3 had no impact on material the financial statements.

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

Six months ended June 30, 2009 compared to six months ended June 30, 2008

The Company recorded a consolidated net loss of $0.9 million for the six months ended June 30, 2009 compared to a net loss of $27.6 million for the corresponding period in 2008. The loss in 2009 is primarily attributable to the interest expenses resulting from the issuance of debentures and loans for the financing of Gadot’s purchase which was partially offset by translation gain, while the loss in 2008 is primarily attributable to interest expenses and translation loss in 2008.

In the six months ended June 30, 2009 and 2008, the Company included the results of operations of Gadot. Below is data from Gadot results of operations (in millions of dollars):

	June 30, 2009	June 30, 2008

Chemical income	$186.3	$277.2

Chemical expense	$171.8	$259.1

Marketing expense	$3.4	$6.1

Other expense (mainly
general and administrative)	$8.6	$11.0

Interest expense	$3.5	$3.9

Net gain	$0.1	$1.4

In the six months ended June 30, 2009, the Company recorded $3.4 million of marketing expense, as compared to a $6.1 million marketing expense in the corresponding period in 2008. These expenses are attributable to Gadot and composed mainly of salary and commission expenses. The decrease is due to the result of a restructuring plan that took place at Gadot during the second half of 2008.

In the six months ended June 30, 2009, the Company recorded a $16.1 million of general, administrative and other expense, as compared to $18.3 million in the corresponding period in 2008. The decrease is due to the result of a restructuring plan that took place at Gadot during the second half of 2008.

In the six months ended June 30, 2009, the Company recorded a $3.2 million of noncontrolling interests share in gain of subsidiaries, net, as compared to $12.9 million share in loss in the corresponding period in 2008. These gains are mainly attributable to translation gains in the notes issued to the partners in Merhav Ampal Energy, LP, an Israeli limited partnership (the "Joint Venture"), resulting from the valuation of the New Israeli Shekel compared to the U.S. Dollar.

In the six months ended June 30, 2009, the Company recorded a $13.4 million interest expense, as compared to a $14.9 million interest expense for the corresponding period in 2008. The interest expense relates to the notes payable which the Company received to finance the purchase of Gadot, issuance of the Company's debentures and the interest expense of the SWAP agreements.

In the six months ended June 30, 2009, the Company recorded a $12.0 million translation gain, as compared to a $25.4 million translation loss for the corresponding period in 2008. The increase in translation gain is related to a change in the valuation of the New Israeli Shekel as compared to the U.S. Dollar, an increase of 3.1% in the six months ended June 30, 2009, as compared to a decrease of 12.7% for the corresponding period in 2008.

The Company recorded a net loss of $0.3 million in Equity in losses of affiliates for the six months ended June 30, 2009, compared to a net gain in Equity in earnings of affiliates of $0.6 million for the corresponding period in 2008.

Results of operations analyzed by segments for six months ended June 30:

	2009	2008
	(U.S. Dollars in thousands)

Revenues:

Chemicals	$186,293	$277,513
Finance	18,396	3,050
Leisure-time	1,308	1,492

	205,997	282,055
Equity in earnings (losses) of affiliates	(275)	578

Total	$205,722	$282,633

The Chemicals income relates solely to Gadot and was derived from the following activities: sales of a wide range of liquid chemicals, providing maritime shipping services of chemicals by ships and providing other services which include logistics and storage services for chemicals.

In the six months ended June 30, 2009, the Company recorded $205.7 million in revenue which was comprised of $186.3 million in the Chemicals segment, $18.4 million in the Finance segment, $1.3 million in the Leisure-time segment and a net loss of $0.3 million in Equity in losses of affiliates, as compared to $282.6 million for the same period in 2008, which was comprised of $277.5 million in the Chemicals segment, $3.1 million in the Finance segment, $1.5 million in the Leisure-time segment and a $0.6 million gain in Equity in earnings of affiliates. The decrease in Chemicals revenues is primarily attributable to the slowdown in the markets, especially in Europe, which lead the decrease in sold quantities and product prices, and also due to the significant decrease in the demand for chemical carrier shipping. This was partially offset by the change in the valuation of the New Israeli Shekel as compared to the Euro. The recession and the resulting significant decrease in the demand for chemical carrier ships were felt during the first half of 2009. The decrease in demand for chemical shipping lead to a steep decline in freight rates. In addition, the decline in shipped quantities generates an uneven shipment of chemicals, which in certain voyages, results in almost no cargo being shipped on the return leg of a voyage.

The increase in the Finance segment revenue is primarily related to the $12.0 million translation gain, which was recorded due to the devaluation of the Company’s debt denominated in New Israeli Shekel as compared to the U.S dollar, as compared to $25.4 million translation loss in 2008.

	2009	2008
	(U.S. Dollars in thousands)

Expenses:

Chemicals	$188,007	$279,850
Finance	15,938	42,897
Leisure-time	1,040	1,506

Total	$204,985	$324,253

In the six months ended June 30, 2009, the Company recorded $205.0 million in expenses which was comprised of $188.0 million of expenses in the Chemicals segment, $15.9 million of expenses in the Finance segment and $1.0 million of expenses in the Leisure-time segment, as compared to $324.3 million in expenses for the same period in 2008 which was comprised of $279.9 million in the Chemicals segment, $42.9 million in the Finance segment and $1.5 million in the Leisure-time segment. The decrease in expenses in the Finance segment is primarily attributable to the $12.0 million translation gain, which was recorded due to the devaluation of the Company’s debt denominated in New Israeli Shekel as compared to the U.S Dollar, as compared to $25.4 million translation loss in 2008, and was partially offset by to the increase in interest expense related to the notes payable which the Company received to finance the purchase of Gadot and issuance of the Company’s debentures.

Three months ended June 30, 2009 compared to three months ended June 30, 2008

The Company recorded a consolidated net loss of $13.4 million for the three months ended June 30, 2009 compared to a net loss of $17.4 million for the corresponding period in 2008. The loss in 2009 and 2008 is primarily attributable to the translation loss and interest expenses resulting from the issuance of the debentures and loans for the financing of Gadot’s purchase.

In the three months ended June 30, 2008 and 2009, the Company included the results of operations of Gadot. Below is data from Gadot results of operations (in millions of dollars):

	June 30, 2009	June 30, 2008

Chemical income	$91.6	$151.6

Chemical expense	$85.0	$140.0

Marketing expense	$1.7	$3.0

Other expense (mainly
general and administrative)	$4.8	$6.2

Interest expense	$0.7	$2.4

Net gain	$0.4	$1.8

In the three months ended June 30, 2009, the Company recorded $1.7 million of marketing expense, as compared to a $3.0 million marketing expense in the corresponding period in 2008. These expenses are attributable to Gadot and composed mainly of salary and commission expenses. The decrease is due to the result of a restructuring plan that took place in Gadot during the second half of 2008.

In the three months ended June 30, 2009, the Company recorded a $8.6 million of general, administrative and other expense, as compared to $10.6 million in the corresponding period in 2008. The decrease is due to the result of a restructuring plan that took place in Gadot during the second half of 2008.

In the three months ended June 30, 2009, the Company recorded a $5.8 million of noncontrolling interests share in loss of subsidiaries, net, as compared to $4.9 million share in loss in the corresponding period in 2008. These loss are mainly attributable to translation gains in the notes issued to the partners in the Joint Venture, resulting from the valuation of the New Israeli Shekel compared to the U.S. Dollar.

In the three months ended June 30, 2009, the Company recorded a $6.1 million interest expense, as compared to a $10.5 million interest expense for the corresponding period in 2008. This decrease is a result of a lower increase in the Israeli Consumer Price Index (which the Company's debentures are linked to) in the three months and June 30, 2009 as compared to the increase in the Israeli Consumer Price Index in the three months ended June 30, 2008.

In the three months ended June 30, 2009, the Company recorded a $14.6 million translation loss, as compared to a $12.2 million translation loss for the corresponding period in 2008. The translation loss is related to a change in the valuation of the New Israeli Shekel as compared to the U.S. Dollar.

The Company recorded a $0.2 million net loss in Equity in losses of affiliates for the three months ended June 30, 2009, compared to a minor net loss in Equity in losses of affiliates for the corresponding period in 2008.

Results of operations analyzed by segments for three months ended June 30:

	2009	2008
	(U.S. Dollars in thousands)

Revenues:

Chemicals	$91,615	$151,410
Finance	3,122	1,735
Leisure-time	591	766

	95,328	153,911
Equity in earnings (losses) of affiliates	(231)	(7)

Total	$95,097	$153,904

The Chemicals income relates solely to Gadot and derives from the following activities: sales of a wide range of liquid chemicals, providing maritime shipping services of chemicals by ships and providing other services which include logistics and storage services for chemicals.

In the three months ended June 30, 2009, the Company recorded $95.1 million in revenue which was comprised of $91.6 million in the Chemicals segment, $3.1 million in the Finance segment, $0.6 million in the Leisure-time segment and a net loss of $0.2 million in Equity in losses of affiliates, as compared to $153.9 million for the same period in 2008, which was comprised of $151.4 million in the Chemicals segment, $1.7 million in the Finance segment, $0.8 million in the Leisure-time segment and a minor net loss in Equity in losses of affiliates. The decrease in Chemicals revenues is primarily attributable to the slowdown in the markets, especially in Europe, which lead the decrease in sold quantities and product prices and due to significant decrease in the demand for chemical carrier shipping. The recession and the resulting significant decrease in the demand for chemical carrier ships were felt during the second quarter of 2009. The decrease in demand for chemical shipping lead to a steep decline in freight rates. In addition, the decline in shipped quantities generates an uneven shipment of chemicals, which in certain voyages, results in almost no cargo being shipped on the return leg of a voyage. The increase in the Finance segment revenue is primarily related to the increase in interest income from deposits and loans receivable.

	2009	2008
	(U.S. Dollars in thousands)

Expenses:

Chemicals	$93,057	$151,530
Finance	22,728	24,006
Leisure-time	526	928

Total	$116,311	$176,464

In the three months ended June 30, 2009, the Company recorded $116.3 million in expenses which was comprised of $93.1 million of expenses in the Chemicals segment, $22.7 million of expenses in the Finance segment and $0.5 million of expenses in the Leisure-time segment, as compared to $176.5 million in expenses for the same period in 2008 which was comprised of $151.5 million in the Chemicals segment, $24.0 million in the Finance segment and $0.9 million in the Leisure-time segment.

        Income taxes

In the six month periods ended June 31, 2009 the Company reported tax benefit of $0.3 million as compared to approximately $1.0 million of tax benefit in the corresponding periods in 2008. The Company’s loss for the period includes $13.5 million from translation gains (these gains represent temporary differences for tax purposes). We created a deferred tax asset and full valuation allowance for such gains. The tax benefit which was recorded pertains to Gadot’s income.

Liquidity and Capital Resources

        Cash Flows

On June 30, 2009, cash, cash equivalents and marketable securities were $109.1 million, as compared with $121.6 million at December 31, 2008. The decrease is mainly attributable to the repurchase of the Company’s debentures.

As of June 30, 2009, the Company had $31.3 million of marketable securities as compared to $52.9 million as of December 31, 2008. The decrease is attributable to the sale of marketable securities.

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

In addition, Ampal’s interest in Gadot has been pledged and cash equal to $2.0 million has been placed as a compensating balance for various loans provided to the Company.

        Cash flows from operating activities

Net cash provided by operating activities totaled approximately $18.2 million for the six months ended June 30, 2009, compared to approximately $4.3 million used in operating activities for the corresponding period in 2008. The increase in cash provided by operating activities is primarily attributable to the decrease in accounts receivable and inventories. This was partially offset by a decrease in accounts payable and proceeds from trading securities.

        Cash flows from investing activities

Net cash used in investing activities totaled approximately $1.3 million for the six months ended June 30, 2009, compared to approximately $92.8 million used in investing activities for the corresponding period in 2008. The change in cash used in investing activities is primarily attributable to deposits granted, investments made in affiliates in 2008 and proceeds from the sale of available for sale securities in 2009 which were partially offset by increase in capital improvements in 2009.

        Cash flows from financing activities

Net cash used in financing activities was approximately $11.7 million for the six months ended June 30, 2009, compared to approximately $187.5 million of net cash provided by financing activities for the corresponding period in 2008. The change in cash used in financing activities is primarily attributable to the loans repaid, the repurchase of Company’s Series B debentures, and the issuance in 2008 of the Company’s Series B debentures in the amount of $ 166.9 million.

Investments

In the six months ended June 30, 2009, the Company made additional investments in the form of a $0.6 million loan to Bay Heart Ltd. (“Bay Heart”).

Debt

Notes issued to institutional investors in Israel, the convertible note issued to Merhav M.N.F Ltd. (“Merhav”) and other loans payable pursuant to bank borrowings are either in U.S. Dollars, linked to the Consumer Price Index in Israel or in unlinked New Israeli Shekels, with interest rates varying depending upon their linkage provision and mature between 2009-2019.

The Company finances its general operations and other financial commitments through bank loans from Bank Hapoalim, Union Bank of Israel Ltd. (“UBI”) and Israel Discount Bank Ltd. (“IDB”). As of June 30, 2009, the outstanding indebtedness under these bank loans totaled $368.8 million and the loans mature through 2009-2019.

On April 29, 2008, Ampal completed a public offering in Israel of NIS 577.8 million (approximately $166.8 million) aggregate principal amount of its Series B debentures, due in 2016. The debentures are linked to the Israeli consumer price index and carry an annual interest rate of 6.6%. The debentures rank pari passu with Ampal’s unsecured indebtedness. The debentures will be repaid in five equal annual installments commencing on January 31, 2012, and the interest will be paid semi-annually. As of June 30, 2009, the outstanding debt under the debentures amounts to $134.3 million, due to the change in valuation of the New Israeli Shekel as compared to the U.S. dollar and to the repurchase plan. Ampal deposited an amount of $44.6 million with Clal Finance Trusties 2007 Ltd. in accordance with a trust agreement dated April 6, 2008, to secure the first four years worth of payments of interest on the debentures. As of June 30, 2009, the outstanding amount of the deposit was $29.4 million. The debt offering was made solely to certain non-U.S. institutional investors in accordance with Regulation S under the U.S. Securities Act of 1933, as amended. The notes have not been and will not be registered under the U.S. securities laws, or any state securities laws, and may not be offered or sold in the United States or to United States persons without registration unless an exemption from such registration is available.

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

As of June 30, 2009, the Company has a $6.7 million loan with UBI that bears interest at the rate of LIBOR plus 2% to be repaid in six annual installments commencing on April 2, 2008 and various other loans with UBI in the aggregate amount of $5.4 million bearing interest at rates between 4.6% and 4.8% to be repaid during 2009.

As of June 30, 2009, the Company has a $18.0 million loan with Bank Hapoalim as part of a $27 million dollar loan facility. The funds borrowed under the loan facility are due in nine annual installments commencing on December 31, 2007 and bear interest at an annual rate of LIBOR plus 2%. The related loan agreement contains financial and other covenants including an acceleration of payment upon the occurrence of certain changes in the ownership of the Company’s Class A Stock. As of June 30, 2009, the Company is in compliance with its debt covenants.

As of June 30, 2009, the Company has a $93.5 million loan from institutional investors who own 50% of Merhav Ampal Energy Holdings, LP. The loan is not linked to the Consumer Price Index in Israel, bears no interest and is repayable upon agreement by both parties.

The Company has a short term loan from Bank Hapoalim in the aggregate amount of $3.5 million bearing interest at an annual rate of LIBOR plus 2.6%, to be repaid by December 31, 2009 and a revolving short term loan in the amount of $2.9 million bearing interest of 3.8%.

On November 20, 2006, the Company entered into a trust agreement with Hermetic Trust (1975) Ltd. pursuant to which the Company issued Series A debentures to institutional investors in Israel in the principal aggregate amount of NIS 250 million (approximately $58 million) with an interest rate of 5.75%, which is linked to the Israeli consumer price index. The notes shall rank pari passu with our unsecured indebtedness. The notes will be repaid in five equal annual installments commencing on November 20, 2011, and the interest will be paid semi-annually. As of June 30, 2009, the outstanding debt under the notes amounts to $63.6 million, due to the change in valuation of the New Israeli Shekel as compared to the U.S. dollar. The Company deposited an amount of $10.2 million with Hermetic Trust (1975) Ltd. to secure the first three years worth of payments of interest on the debentures. As of June 30, 2009, the outstanding amount of the deposit was $1.9 million.

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

As of June 30, 2009, Gadot had $0.1 million outstanding under its convertible debentures. Gadot’s debentures were listed on the TASE in December 2003, are linked to the Consumer Price Index in Israel, bear annual interest at the rate of 6.5%, and are repayable at December 5, 2009. The debentures are convertible into ordinary shares of Gadot, each incremental amount of NIS 3.53 of outstanding debentures (linked to the Consumer Price Index in Israel) is convertible into one ordinary share of Gadot, par value NIS 0.1, subject to adjustments.

As of June 30, 2009, Gadot had $8.8 million outstanding under its other debentures. These debentures are not convertible into shares and are repayable in five equal annual installments on September 15 of each of the years 2008 through 2012. The outstanding balance of the principal of the debentures bears annual interest at the rate of 5.3%. The principal and interest of the debentures are linked to the Consumer Price Index in Israel and the interest is payable in semi-annual installments on March 15 and September 15 of each of the years 2006 through 2012.

As of June 30 2009, Gadot has short term loans payable (including current maturities of long term loans in amount of $9.6 million) in the amount of $74.1 million and long term loans payable (excluding current maturities of long term loans) in the amount of $83.6 million. The various short term loans payable are either unlinked or linked to the Euro and bear interest at rates between 2.2 % to 5%. The various long term loans payable are either unlinked or linked to the Consumer Price Index in Israel or linked to the Euro and bear interest at rates between 2 % to 9%.

The weighted average interest rates and the balances of these short-term borrowings at June 30, 2009 and December 31, 2008 were 2.9% on $141.9 million and 5.1% on $157.2 million, respectively.

As of June 30, 2009, the Company had issued guarantees on certain outstanding loans to its investees and subsidiaries in the aggregate principal amount of $34.9 million. These include:

1.	A $8.0 million guarantee on indebtedness incurred by Bay Heart in connection with the development of property. Bay Heart recorded losses in 2009. There can be no guarantee that Bay Heart will become profitable or that it will generate sufficient cash to repay its outstanding indebtedness without relying on the Company’s guarantee.

2.	A $26.9 million guarantee of outstanding indebtedness of Gadot.

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

As of June 30, 2009, the Company had open foreign currency forward exchange contracts to purchase U.S. Dollars and sell Euros in the amount of $0.8 million, contracts to purchase Euros and sell U.S. Dollars in the amount of $3.8 million, contracts to purchase New Israeli Shekel and sell U.S. Dollars in the amount of $2.5 million and contracts to purchase U.S. Dollars and sell New Israeli Shekel in the amount of $8.5 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS AND SENSITIVITY ANALYSIS

The Company is exposed to various market risks, including changes in interest rates, foreign currency exchange rates, index rates and equity price changes. The following analysis presents the hypothetical loss in earnings, cash flows and fair values of the financial instruments which were held by the Company at June 30, 2009, and are sensitive to the above market risks.

During the six months ended June 30, 2009, there have been no material changes in the market risk exposures facing the Company as compared to those the Company faced in the fiscal year ended December 31, 2008.

Interest Rate Risks

On May 15, 2008, the Company entered into a swap agreement with respect to its Series B debentures, in the principal amount of $134.3 million, due 2016. As a result of this agreement the Company is currently paying an effective interest rate of LIBOR plus 5.12% on $43.9 million of these debentures, as compared to the original 6.6% fixed rate which is linked to the Israeli consumer price index.

On April 1, 2009, the Company entered into a interest rate swap agreement with respect to its loan to finance the purchase of Gadot in the principal amount of $43.7 million, due 2019. As a result of this agreement the Company is currently paying a fixed interest rate of 2.95% as compared to LIBOR in the original loan agreement.

As of June 30, 2009, the value of the currency swap’s contracts resulted in a $4.9 million increase in other assets and a corresponding in interest and translation expenses.

As of June 30, 2009, the Company had financial assets totaling $112.3 million and financial liabilities totaling $575.3 million. For fixed rate financial instruments, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate financial instruments, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

As of June 30, 2009, the Company did not have fixed rate financial assets and had variable rate financial assets of $112.3 million. A ten percent decrease in interest rates would not increase the unrealized fair value of the fixed rate assets.

As of June 30, 2009, the Company had fixed rate debt of $319.3 million and variable rate debt of $256.0 million. A ten percent decrease in interest rates would increase the unrealized fair value of the financial debts in the form of the fixed rate debt by approximately $6.9 million.

The net decrease in earnings and cash flows for the next year resulting from a ten percent interest rate increase would be approximately $0.8 million, holding other variables constant.

Foreign Currency Exchange Rate Sensitivity Analysis

The Company’s exchange rate exposure on its financial instruments results from its investments and ongoing operations. As of June 30, 2009, the Company had open foreign currency forward exchange contracts to purchase U.S. Dollars and sell Euros in the amount of $0.8 million, contracts to purchase Euros and sell U.S. Dollars in the amount of $3.8 million, contracts to purchase New Israeli Shekel and sell U.S. Dollars in the amount of $2.5 million and contracts to purchase U.S. Dollars and sell New Israeli Shekel in the amount of $8.5 million. Holding other variables constant, if there were a ten percent devaluation of each of the foreign currencies, the Company’s cumulative translation loss reflected in the Company’s accumulated other comprehensive loss would increase by $2.5 million, and regarding the statements of operations, a ten percent increase in the U.S. Dollar exchange rate would result in a net increase in losses and cash flows of $22.1million, and a ten percent increase in the Euro exchange rate would result in a net increase in losses and cash flows of $0.4 million.

On May 15, 2008, the Company entered into a swap agreement with respect to its Series B debentures, in the principal amount of $134.3 million, due 2016. As a result of these agreements the Company is currently paying an effective interest rate of LIBOR plus 5.12% on $43.9 million of these notes, as compared to the original 6.6% fixed rate which is linked to the Israeli consumer price index. As of June 30, 2009, the value of the currency swap resulted in a $3.4 million decrease in other assets and a corresponding increase in translation expense.

On April 1, 2009, the Company entered into a interest rate swap agreement with respect to its loan to finance the purchase of Gadot in the principal amount of $43.7 million, due 2019. As a result of this agreement the Company is currently paying a fix interest rate of 2.95% as compare to a Libor in the original loan agreement. As of June 30, 2009, the value of the currency swap resulted in a $1.5 million increase in other assets and a corresponding increase in interest expense.

Equity Price Risk

The Company’s investments at June 30, 2009 included trading marketable securities which are recorded at a fair value of $3.3 million, including a net unrealized loss of $0.3 million, and $27.9 million of trading securities that are classified as available for sale, including a net unrealized loss of $1.5 million. Those securities have exposure to equity price risk. The estimated potential loss in fair value resulting from a hypothetical ten percent decrease in prices quoted on stock exchanges is approximately $3.1 million. There will be no impact on cash flow resulting from a hypothetical ten percent decrease in prices quoted on stock exchanges.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)	Exhibits:

10.1	English Translation of Hebrew Language Agreement between Gadot Chemical Tankers and Terminals Ltd. and Erez I. Meltzer, dated April 13, 2009 (filed as Exhibit 10.1 to Form 8-K filed with the SEC on April 14, 2009 and incorporated herein by reference).

11.1	Schedule Setting Forth Computation of Earnings Per Share of Class A Stock.

31.1	Certification of Yosef A. Maiman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Irit Eluz pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Yosef A. Maiman and Irit Eluz pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

By: /s/ Zahi Ben-Atav —————————————— Zahi Ben-Atav VP Accounting and Controller (Principal Accounting Officer)

Date: August 5, 2009

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

Exhibit Index

Exhibit No.	Description

10.1	English Translation of Hebrew Language Agreement between Gadot Chemical Tankers and Terminals Ltd. and Erez I. Meltzer, dated April 13, 2009 (filed as Exhibit 10.1 to Form 8-K filed with the SEC on April 14, 2009 and incorporated herein by reference).

11.1	Schedule Setting Forth Computation of Earnings Per Share of Class A Stock.

31.1	Certification of Yosef A. Maiman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Irit Eluz pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Yosef A. Maiman and Irit Eluz pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.