Form 10-Q
period 2009-09-30
AMPAL-AMERICAN ISRAEL CORP
filed 2009-11-09
CIK 731859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2009

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

Yes ☐ No ☒

        The number of shares outstanding of the issuer's Class A Stock, par value $1.00 per share, its only authorized common stock, is 56,133,764 (as of October 27, 2009).

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

Index to Form 10-Q

ITEM 1. FINANCIAL STATEMENTS
AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS AS OF	September 30, 2009	December 31, 2008
(U.S. Dollars in thousands)	(Unaudited)	(Audited)

Current assets:
Cash and cash equivalents	$80,105	$68,682
Marketable securities	29,963	52,859
Accounts receivable (Net of allowance for doubtful amounts of $1.7 and $0.3)	98,066	111,231
Deposits	11,960	13,834
Inventories	25,415	33,744
Other assets	20,776	19,510

Total current assets	266,285	299,860

Non-current assets:
Investments	372,022	375,612
Fixed assets, less accumulated depreciation of $18,745 and $13,175	145,003	112,195
Deposits	35,203	45,134
Deferred income taxes	24,662	22,819
Other assets	13,720	13,958
Goodwill	52,273	51,556
Intangible assets	11,119	14,783

Total Non-current assets	654,002	636,057

TOTAL ASSETS	$920,287	$935,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

LIABILITIES AND EQUITY AS OF	September 30, 2009	December 31, 2008
(U.S. Dollars in thousands, except share amounts)	(Unaudited)	(Audited)

LIABILITIES
Current liabilities:
Notes and loans payable and current maturities	$151,970	$157,233
Accounts payable, accrued expenses and others	80,795	83,925

Total current liabilities	232,765	241,158

Long term liabilities:
Notes and loans payable	235,146	222,499
Debentures	215,715	216,724
Deferred income taxes	3,931	5,965
Other long term liabilities	9,537	9,476

Total long term liabilities	464,329	454,664

Total liabilities	697,094	695,822

EQUITY
Ampal's shareholders' equity:
Class A Stock $1 par value; authorized 100,000,000 and 100,000,000 shares; issued 63,277,321
and 63,277,321 shares; outstanding 56,133,764 and 56,425,867 shares	63,277	63,277

Additional paid-in capital	191,823	191,263

Retained earnings	12,021	31,062

Accumulated other comprehensive loss	(14,882)	(17,876)

Treasury stock, at cost	(28,763)	(28,500)

Total Ampal shareholders' equity	223,476	239,226

Noncontrolling interest	(283)	869

Total equity	223,193	240,095

TOTAL LIABILITIES AND EQUITY	$920,287	$935,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30,	2009	2008
(U.S. Dollars in thousands, except per share amounts)	(Unaudited)	(Unaudited)

REVENUES:
Chemical income	$287,434	$419,620
Real estate income	177	-
Realized gains on investments	554	1,162
Realized and unrealized losses on marketable securities	(38)	(90)
Interest income	2,138	3,625
Leisure-time income	2,086	2,309
Gain from redemption of debt, gain from change in ownership interest in a subsidiary
and other income	3,731	1,153

Total revenues	296,082	427,779

EXPENSES:
Chemical expense - cost of goods sold	265,657	388,395
Equity in losses of affiliates	1,203	1,209
Real estate expenses	547	611
Interest expense	25,737	33,264
Translation loss	(3,731)	19,466
Loss from sale of fixed assets	102	-
Marketing expense	4,833	8,171
General, administrative and other	24,581	27,278

Total expenses	318,929	478,394

Loss before income taxes	(22,847)	(50,615)
Provision for income tax benefits	(2,990)	(710)

Net loss	(19,857)	(49,905)
Less: Net loss attributable to noncontrolling interests	(816)	(9,618)

Net loss from continuing operations	(19,041)	(40,287)

Basic and diluted EPS:

Loss per share	$(0.34)	$(0.70)

Shares used in EPS calculation (in thousands)	56,157	57,722

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30,	2009	2008
(U.S. Dollars in thousands, except per share amounts)	(Unaudited)	(Unaudited)

REVENUES:
Chemical income	$101,141	$142,449
Real estate income	83	-
Realized gain (loss) on investments	32	783
Realized and unrealized gains (losses) on marketable securities	117	(229)
Interest income	439	1,469
Leisure-time income	778	817
Gain from redemption of debt, gain from change in ownership interest in a subsidiary
and other income	355	435

Total revenues	102,945	145,724

EXPENSES:
Chemical expense - cost of goods sold	93,853	129,253
Equity in losses of affiliates	928	1,787
Real estate expenses	253	224
Interest expense	13,233	18,333
Translation loss (gain)	8,228	(5,915)
Marketing expense	1,475	2,066
Loss from sale of fixed assets	73	-
General, administrative and other	8,486	8,971

Total expenses	126,529	154,719

Loss before income taxes	(23,584)	(8,995)
Provision for income taxes (tax benefits)	(1,427)	371

Net loss	(22,157)	(9,366)
Less: Net income (loss) attributable to noncontrolling interests	(4,026)	3,276

Net loss from continuing operations	(18,131)	(12,642)

Basic and diluted EPS:

Loss per share	$(0.32)	$(0.22)

Shares used in EPS calculation (in thousands)	56,134	57,742

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30,	2009	2008
(U.S. Dollars in thousands)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss for the period	$(19,857)	$(49,905)
Adjustments to reconcile net loss for the period to net cash provided by
(used in) operating activities:
Equity in losses of affiliates	1,203	1,209
Realized and unrealized gain on investments, net	(516)	(1,072)
Depreciation and amortization expense	11,102	9,263
Loss from sale of fixed assets	102	-
Non cash stock based compensation	707	627
Translation (gain) loss	(3,731)	19,466
Decrease (increase) in other assets	(742)	2,550
Decrease (increase) in inventories	8,687	(9,162)
Decrease (increase) in accounts receivable	12,727	(21,583)
Increase in accounts payable, accrued expenses and other	6,404	31,809
Investments made in trading securities	-	(79)
Proceeds from sale of trading securities	2,417	5,793
Gain from change in ownership interest in a subsidiary	-	(490)
Dividends received from affiliates	584	3,427

Net cash provided (used in) by operating activities	19,087	(8,147)

Cash flows from investing activities:
Deposits, notes and loans receivable collected	7,252	7,751
Deposits, notes and loans receivable granted	-	(54,552)
Capital improvements	(36,892)	(29,494)
Investments made in affiliates and others	(1,906)	(52,947)
Investments made in available for sale shares	(8,961)	(45,526)
Proceeds from sale of available for sale shares	31,460	-
Proceeds from sale of investments	546	1,986
Proceeds from sale of fixed assets	630	3,769

Net cash used in investing activities	(7,871)	(169,013)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30,	2009	2008
(U.S. Dollars in thousands)	(Unaudited)	(Unaudited)

Cash flows from financing activities:
Notes and loans payable received	$29,230	$70,401
Notes and loans payable repaid	(24,878)	(2,981)
Proceeds from issuance of debentures		166,856
Distribution to minority	(419)	(407)
Deferred expense relating to issuance of debentures		(2,575)
Proceeds from exercise of stock option and warrants		290
Debentures repaid and shares repurchased	(11,489)	(3,227)

Net cash (used in) provided by financing activities	(7,556)	228,357

Effect of exchange rate changes on cash and cash equivalents	7,763	690

Net increase in cash and cash equivalents	11,423	51,887
Cash and cash equivalents at beginning of period	68,682	44,267

Cash and cash equivalents at end of period	$80,105	$96,154

Supplemental disclosure of non-cash investing and financing activities-
conversion of a convertible debenture in subsidiary	-	1,257

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. Dollars in thousands)

Unaudited

	Ampal American Israel Corporation
	Class A stock
	Number of shares*	Amount	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Non-controlling interests	Total equity

BALANCE AT JANUARY 1, 2009	63,277	63,277	191,263	31,062	(17,876)	(28,500)	869	240,095
CHANGES DURING 2009:
Net loss for the period				(19,041)			(816)	(19,857)
Unrealized loss from
marketable securities					(580)			(580)
Foreign currency
translation adjustments					3,574		(336)	3,238

Total comprehensive loss								(17,199)
Purchase of 292,103 shares						(263)		(263)
Share based compensation
expense			560					560

BALANCE AT SEPTEMBER 30, 2009	63,277	63,277	191,823	12,021	(14,882)	(28,763)	(283)	223,193

*In thousands

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. Dollars in thousands)

Unaudited

	Ampal American Israel Corporation
	Class A stock
	Number of shares*	Amount	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Non-controlling interests	Total equity

BALANCE AT JANUARY 1, 2008	63,277	63,277	189,899	47,931	(14,821)	(27,874)	23,206	281,618
CHANGES DURING 2008:
Net Loss for the period				(40,287)			(9,619)	(49,906)
Unrealized gain from
marketable securities					(593)			(593)
Foreign currency
translation adjustments					11,964		(23,563)	(11,599)

Total comprehensive loss								(62,098)
Reissuance of 89,750
treasury stock for exercise
of stock option				(159)		449		290
Share based compensation
expense			626					626

BALANCE AT SEPTEMBER 30, 2008	63,277	63,277	190,525	7,485	(3,450)	(27,425)	(9,976)	220,436

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

3.	Recently Adopted and Recently Issued Accounting Pronouncements

ASC 105 (formerly SFAS No. 168)

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (formerly Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles–a replacement of FASB Statement No. 168” (“SFAS 168”)). The statement confirmed that the FASB Accounting Standards Codification (the “Codification”) will become the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”), and related literature. Upon the effectiveness of the codification, only one level of authoritative U.S. GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change U.S. GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification, which changes the referencing of financial standards, became effective for interim and annual periods ending on or after September 15, 2009, and the adoption did not have impact on our financial statements.

ASC 810 (formerly SFAS No. 167)

In June 2009, the FASB issued accounting guidance contained within ASC 810, “Consolidation”, regarding the consolidation of variable interest entities (formerly SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”). Amendments to FASB Interpretation No. 46(R), ASC 810 is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company’s involvement in variable interest entities. This standard is effective for interim and annual periods ending after November 15, 2009. We are currently assessing the potential impacts, if any, on our consolidated financial statements.

ASC 820 (formerly FSP No. 157-4)

In April 2009, the FASB issued ASC 820 (formerly FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”), which provides additional guidance in accordance with ASC 820, Fair Value Measurements, when the volume and level of activity for the asset or liability has significantly decreased. ASC 820 is effective for interim and annual reporting periods ending after June 15, 2009, and the adoption did not have a material impact on our financial statements.

ASC 825 (formerly FSP No. 107-1)

In April 2009, the FASB issued ASC 825, “Financial Instruments” (formerly FASB Staff Position 107-1, “Interim Disclosures about Fair Value of Financial Instruments”). ASC 825 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This standard also requires those disclosures in summarized financial information at interim reporting periods ending after June 15, 2009, and the adoption did not have a material impact on our financial statements.

ASC 820 (formerly SFAS No. 157)

In September 2006, the FASB issued ASC 820 (formerly SFAS No. 157, “Fair Value Measurements”, as it applies to non-financial assets and liabilities that are not required to be measured at fair value on a recurring (at least annual) basis), which provides guidance on how to measure assets and liabilities that use fair value. ASC 820 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. ASC 820 is for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Company). In February 2008, the FASB deferred for one additional year the effective date of ASC 820 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of the parts of ASC 820 that became effective in 2008 did not have a material impact on the Company’s financial statements. The adoption of the remaining parts of ASC 820 did not have a material impact on our financial statements.

ASC 805 (formerly SFAS No. 141R)

In December 2007, the FASB issued ASC 805-10-65-1(formerly SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) which replaces SFAS No. 141, “Business Combination”). ASC 805-10-65-1 establishes the principles and requirements for how an acquirer: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) discloses the business combination. This Statement applies to all transactions in which an entity obtains control of one or more businesses, including transactions that occur without the transfer of any type of consideration. ASC 805-10-65-1 will be effective on a prospective basis for all business combinations on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. Early adoption is not allowed. The adoption of ASC 805-10-65-1 did not have a material impact on our financial statements.

ASC 810 (formerly SFAS No. 160)

In December 2007, the FASB issued accounting guidance contained within ASC 810, “Consolidation”, regarding noncontrolling interests (formerly SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”) (“ASC 810”). ASC 810-10-65 amends ARB No. 51 and establishes accounting and reporting standards that require noncontrolling interests (previously referred to as minority interest) to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and upon a loss of control, retained ownership interest will be remeasured at fair value, with any gain or loss recognized in earnings. The presentation and disclosure requirements of ASC 810-10-65 were applied retrospectively. Other than the change in presentation of noncontrolling interests, the adoption of ASC 810-10-65 did not have a material impact on our financial statements.

ASC 815 (formerly SFAS No. 161)

In March 2008, FASB issued the disclosure requirements within ASC 815, “Derivatives and Hedging” (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB No. 133”). ASC 815 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. The disclosure requirements apply to all derivative instruments within the scope of ASC 815. The standard also applies to non-derivative hedging instruments and all hedged items designated and qualifying under ASC 815. Other than the required disclosures (see note 10), the adoption of ASC 815 did not have a material impact on our financial statements.

ASC 350-30 (formerly SFAS No. 142-3)

In April 2008, the FASB issued ASC 350-30, “Goodwill and Other Intangible Assets.” (formerly FASB Staff Position (FSP) No. 142-3, “Determination of the Useful Life of Intangible Assets”), which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset. ASC 350-30 requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under ASC 350-30 and the period of expected cash flows used to measure the fair value of the asset under ASC 805-10-65-1, “Business Combinations.” The adoption of ASC 350-30 did not have a material impact on our financial statements.

4.	Cash and cash equivalents

Cash equivalents are short-term, highly liquid investments (bank accounts and bank deposits) that have original maturity dates of three months or less and are readily convertible into cash.

Cash equivalents equal to $2.0 million have been allocated as a compensating balance for various loans provided to the Company and would therefore be unavailable if the Company wished to pledge them in order to provide an additional source of cash.

5.	Inventories – mainly chemicals and other materials intended for sale are valued at the lower of cost or market. Cost is determined based on the moving average basis.

6.	East Mediterranean Gas Company

East Mediterranean Gas Co. S.A.E, an Egyptian joint stock company (“EMG”), organized in 2000 in accordance with the Egyptian Special Free Zones system, has been granted the right to export natural gas from Egypt to Israel, other locations in the East Mediterranean basin and to other countries via pipelines or otherwise. EMG has linked the Israeli energy market with the Egyptian national gas grid via an East Mediterranean pipeline with the first gas delivery occurring in May 2008. EMG is the developer, owner and operator of the pipeline and its associated facilities on shore in both the point of departure at El Arish, Egypt and the point of entry in Ashkelon, Israel. In the Israeli market, EMG’s first contract was signed in late 2005 with the Israel Electric Corporation (“IEC”) for a quantity of 2.1 BCM annually over 15-20 years. A second contract with Dorad Energy, Ltd. (“Dorad”) (an independent power producer) currently provides for for a quantity of 0.735 BCM annually over 17-22 years. On October 19, 2009, EMG entered into three contracts with respect to three combined cycle cogeneration plants: Ashdod Energy Ltd.; Ramat Negev Energy Ltd.; and Solad Energy Ltd., with a total production capacity of 270 Megawatts. The contracts provide for gas deliveries over an 18 year contract period. EMG is in the process of negotiating several additional agreements covering much of the anticipated 7.0 BCM annually earmarked for the Israeli market. This project is governed by an agreement signed between the governments of Israel and Egypt which designates EMG as the authorized exporter of Egyptian gas, secures EMG’s tax exemption in Israel and provides for the Egyptian government’s guarantee for the delivery of the gas to the Israeli market.

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

As of September 30, 2009, the Company’s financial statements reflect a 16.8% interest in shares of EMG, with 8.2% held directly and 8.6% held through the Joint Venture (of which Ampal owns 50%). In June 2009, EMG and its upstream supplier in Egypt entered into an amendment (“Amendment”) to the Gas Sales & Purchase Agreement (“GSPA”) with regard to repricing gas sold to EMG. The Amendment to the GSPA includes price increases, periodic price adjustments, and new gas delivery targets. Subsequently, EMG entered into negotiations with both of its contracted clients, IEC and Dorad, in order to amend their contracts to reflect the provisions contained in the Amendment. The Dorad amendment was signed in July 2009 and the IEC amendment was signed and approved by IEC’s board of directors, and is subject inter alia for the approval of IEC’s shareholders meeting.

To the best of Ampal’s knowledge, EMG is currently supplying the full contracted quantities of the gas.

7.	Acquisition of Gadot

On December 3, 2007, Ampal completed the purchase of a 65.5% controlling interest (63.66% on a fully diluted basis) in Gadot Chemical Tankers and Terminals Ltd. (“Gadot”) through its wholly owned subsidiary, Merhav Ampal Energy Ltd.. On June 3, 2008, Ampal purchased an additional 14.98% bringing its controlling interest to 79.3% (78.88% on a fully diluted basis) and on August 12, 2008, Ampal purchased an additional 20.6% bringing its controlling interest to 100% (99.99% on a fully diluted basis). Total consideration including direct transaction expenses was $132.3 million. The cash consideration was financed with Ampal’s own resources and with borrowings in the amount of $87.5 million.

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

Ampal and Merhav entered into an agreement pursuant to which Ampal shall pay Merhav annual management fees totaling in the aggregate NIS 10 million ($2.7 million), in consideration for management, marketing, financial, development and other administrative services rendered by Merhav to Ampal.

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

10.	Derivatives and Other Financial Instruments

As stated above, in March 2008, the FASB issued ASC 815 (formerly FAS 161), Disclosures about Derivative Instruments and Hedging Activities. ASC 815 is an amendment of ASC 815-15 (formerly SFAS 133, Accounting for Derivative Instruments and Hedging Activities). This statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. ASC 815 became effective for the Company on January 1, 2009 and we have incorporated the additional disclosure information for ASC 815 below.

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

We use foreign currency forward contracts to mitigate fluctuations in foreign currency exchange rates due to variations in payment or receipt of currencies other than the Company’s functional currency. We use contracts to purchase U.S. Dollars and sell Euros, contracts to purchase Euros and sell U.S. Dollars and contracts to purchase U.S. Dollars and sell New Israeli Shekels.

We enter into derivative financial instruments, including swaps and forward agreements. We report the fair value of the derivatives on our balance sheet. The derivatives used are not designated as a hedging instrument under ASC 815. Changes in fair value are recognized in earnings in the period of change.

The following summarizes the gross fair market value of all derivative instruments and their location in our consolidated balance sheet, and indicates what instruments are in an asset or liability position.

Asset Derivatives

		(U.S. Dollars in thousands)
Derivative Instrument	Location	September 30, 2009	December 31, 2008	September 30, 2008

SWAP contracts	Other assets	2,094	-	-
Exchange rate contracts	Other assets	30	9,601	6

Liability Derivatives

		(U.S. Dollars in thousands)
Derivative Instrument	Location	September 30, 2009	December 31, 2008	September 30, 2008

SWAP contracts	Accounts payable, accrued expenses and others	-	4,218	3,022
Exchange rate contracts	Accounts payable, accrued expenses and others	301	10,105	190

Statement of Operation

		(U.S. Dollars in thousands)
		Nine months ended September 30		Three months ended September 30
Derivative Instrument	Location	2009	2008	2009	2008

SWAP contract	Translation income (expense)	5,736	(998)	2,315	(3,722)
Interest rate SWAP contract	Interest expense	(276)	-	(1,787)	-
Exchange rate contracts Translation expense	Translation expense	970	802	2,546	1,413

11.	Fair Value Measurements

In September 2006, the FASB issued ASC 820 (formerly SFAS No. 157, “Fair Value Measurements”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair-value measurements. The Company adopted ASC 820 effective January 1, 2008 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis. Although the adoption of ASC 820 did not materially impact the Company’s financial condition, results of operations or cash flows, the Company is required to provide additional disclosures within its condensed consolidated financial statements.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer the liability (an exit price) in an orderly transaction between market participants and also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy within ASC 820 distinguishes between three levels of inputs that may be utilized when measuring fair value including level 1 inputs (using quoted prices in active markets for identical assets or liabilities), level 2 inputs (using inputs other than level 1 prices such as quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability) and level 3 inputs (unobservable inputs supported by little or no market activity based on the company’s own assumptions used to measure assets and liabilities). A financial asset’s or liability’s classification within the above hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The Company also adopted ASC 825 (formerly SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”). ASC 825 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. ASC 825 is effective for fiscal years after November 15, 2007. The Company did not elect to apply the fair value option available under ASC 825 for any of its eligible instruments.

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

Financial assets and liabilities measured at fair value on a recurring basis as at September 30, 2009 consisted of the following (in thousands):

Fair Value Measurements as Using at :

	September 30, 2009			December 31, 2008
	Level 1	Level 2	Total	Level 1	Level 2	Total

Trading securities *	$2,157	$-	$2,157	$4,396	$-	$4,396
Available for sale securities *	27,805	-	27,805	48,463	-	48,463
Derivative assets **	-	2,124	2,124	-	9,601	9,601

Derivative liabilities **	-	(301)	(301)	-	(14,323)	(14,323)

Total	$29,962	$1,823	$31,785	$52,859	$(4,722)	$48,137

Marketable securities that are classified in level 1 consist of available-for-sale and trading securities for which market prices are readily available, derivative assets that are classified in level 2 are determined based on inputs that can be derived from information available in publicly quoted markets. Unrealized gains or losses from available-for-sale securities are recorded in accumulated other comprehensive (loss) income.

* The trading securities and available for sale securities are mainly traded debentures

** See note 10

The carrying amount of the Company’s traded debentures as of September 30, 2009 is $212 million. The market value of such debentures, based on the closing price of those debentures on September 30, 2009 in the Tel Aviv Stock Exchange, was $ 179 million. The total carrying value of long-term loans as of September 30, 2009 was $235 million. The Company estimates that the fair value of the long-term loans approximates their carrying value, since substantially all of them bear non-fixed interest and there is no significant change in the credit risk of such loans.

12.	Segment information presented below, results primarily from operations in Israel.

ASC 280 (formerly SFAS 131 “Disclosure about Segments of an Enterprise and Related Information”) establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. Segment information presented below results primarily from operations in Israel.

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

The leisure-time segment consists of an affiliate, Country Club Kfar Saba Ltd., the Company’s 51%-owned subsidiary, located in Israel.

The finance segment consists of all other activities which are not part of any of the above segments.

NINE MONTHS ENDED SEPTEMBER 30,	2009	2008
(Dollars in thousands)

Revenues:
Chemicals	$287,434	$419,620
Finance	6,562	5,850
Leisure-time	2,086	2,309

Total consolidated revenues	$296,082	$427,779

Pre-tax Operating Gain (loss):
Chemicals	$(757)	$(259)
Finance	(21,076)	(49,088)
Leisure-time	189	(59)

	(21,644)	(49,406)
Equity in losses of affiliates	(1,203)	(1,209)

Total consolidated pretax (loss)	$(22,847)	$(50,615)

Total Assets:
Chemicals	$382,636	$421,328
Finance	510,146	598,441
Energy	361,323	361,323
Leisure-Time	3,456	3,265
Inter- segments adjustments	(337,274)	(370,505)

Total consolidated assets	$920,287	$1,013,852

Corporate office expense is principally applicable to the financing operations and has been charged to that segment. Revenues and pre-tax operating gain above exclude equity in earnings of affiliates.

13.	The following table summarizes securities that were not included in the calculations of diluted earnings per share of Class A Stock for the periods ended September 30, 2009 and 2008 because such shares are anti-dilutive.

(Shares in thousands)	Nine Months Ended September 30,
	2009	2008

Shares resulting from Options and Rights	2,921	2,341

14.	LEGAL PROCEEDINGS:

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

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin ASC 605 (formerly SAB No. 104 – “Revenue Recognition”). Revenue is recognized when (a) the significant risks and rewards of ownership of the goods have been transferred to the buyer; (b) the Company retains neither continuing managerial involvement to the degree usually associated with ownership nor effective control over the goods sold; (c) the amount of revenue can be measured reliably; (d) it is probable that the economic benefits associated with the transaction will flow to the Company; and (e) the costs incurred or to be incurred in respect of the transaction can be measured reliably.

Chemical income derives from the following activities: sales of a wide range of liquid chemicals, providing maritime shipping services of chemicals by ships and providing other services which include logistics and storage services for chemicals.

Revenue from services is recognized as follows:

—	Revenues arising from the provision of marine transport services proportionally over the period of the marine transport services. As to voyages uncompleted in which a loss is expected, a full provision is made in the amount of the expected loss.

—	Revenues from chemical brokerage commissions are recognized when the right to receive them is created.

—	Rental income is recorded over the rental period. Revenues from services provided to country-club subscribers are recognized ratably over the contractual period.

—	Income from other services is recognized over the period during which those services are performed.

Recently adopted and recently Issued Accounting Pronouncements

ASC 105 (formerly SFAS No. 168)

        In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (formerly Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles–a replacement of FASB Statement No. 168” (“SFAS 168”)). The statement confirmed that the FASB Accounting Standards Codification (the “Codification”) will become the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”), and related literature. Upon the effectiveness of the codification, only one level of authoritative U.S. GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change U.S. GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification, which changes the referencing of financial standards, became effective for interim and annual periods ending on or after September 15, 2009, and the adoption did not have impact on our financial statements.

ASC 810 (formerly SFAS No. 167)

        In June 2009, the FASB issued accounting guidance contained within ASC 810, “Consolidation”, regarding the consolidation of variable interest entities (formerly SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”). Amendments to FASB Interpretation No. 46(R), ASC 810 is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company’s involvement in variable interest entities. This standard is effective for interim and annual periods ending after November 15, 2009. We are currently assessing the potential impacts, if any, on our consolidated financial statements.

ASC 820 (formerly FSP No. 157-4)

        In April 2009, the FASB issued ASC 820 (formerly FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”), which provides additional guidance in accordance with ASC 820, Fair Value Measurements, when the volume and level of activity for the asset or liability has significantly decreased. ASC 820 is effective for interim and annual reporting periods ending after June 15, 2009, and the adoption did not have a material impact on our financial statements.

ASC 825 (formerly FSP No. 107-1)

        In April 2009, the FASB issued ASC 825, “Financial Instruments” (formerly FASB Staff Position 107-1, “Interim Disclosures about Fair Value of Financial Instruments”). ASC 825 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This standard also requires those disclosures in summarized financial information at interim reporting periods ending after June 15, 2009, and the adoption did not have a material impact on our financial statements.

ASC 820 (formerly SFAS No. 157)

        In September 2006, the FASB issued ASC 820 (formerly SFAS No. 157, “Fair Value Measurements”, as it applies to non-financial assets and liabilities that are not required to be measured at fair value on a recurring (at least annual) basis), which provides guidance on how to measure assets and liabilities that use fair value. ASC 820 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. ASC 820 is for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Company). In February 2008, the FASB deferred for one additional year the effective date of ASC 820 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of the parts of ASC 820 that became effective in 2008 did not have a material impact on the Company’s financial statements. The adoption of the remaining parts of ASC 820 did not have a material impact on our financial statements.

ASC 805 (formerly SFAS No. 141R)

        In December 2007, the FASB issued ASC 805-10-65-1(formerly SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) which replaces SFAS No. 141, “Business Combination”). ASC 805-10-65-1 establishes the principles and requirements for how an acquirer: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) discloses the business combination. This Statement applies to all transactions in which an entity obtains control of one or more businesses, including transactions that occur without the transfer of any type of consideration. ASC 805-10-65-1 will be effective on a prospective basis for all business combinations on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. Early adoption is not allowed. The adoption of ASC 805-10-65-1 did not have a material impact on our financial statements.

ASC 810 (formerly SFAS No. 160)

        In December 2007, the FASB issued accounting guidance contained within ASC 810, “Consolidation”, regarding noncontrolling interests (formerly SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”) (“ASC 810”). ASC 810-10-65 amends ARB No. 51 and establishes accounting and reporting standards that require noncontrolling interests (previously referred to as minority interest) to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and upon a loss of control, retained ownership interest will be remeasured at fair value, with any gain or loss recognized in earnings. The presentation and disclosure requirements of ASC 810-10-65 were applied retrospectively. Other than the change in presentation of noncontrolling interests, the adoption of ASC 810-10-65 did not have a material impact on our financial statements.

ASC 815 (formerly SFAS No. 161)

        In March 2008, FASB issued the disclosure requirements within ASC 815, “Derivatives and Hedging” (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB No. 133”). ASC 815 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. The disclosure requirements apply to all derivative instruments within the scope of ASC 815. The standard also applies to non-derivative hedging instruments and all hedged items designated and qualifying under ASC 815. Other than the required disclosures (see note 10), the adoption of ASC 815 did not have a material impact on our financial statements.

ASC 350-30 (formerly SFAS No. 142-3)

        In April 2008, the FASB issued ASC 350-30, “Goodwill and Other Intangible Assets.” (formerly FASB Staff Position (FSP) No. 142-3, “Determination of the Useful Life of Intangible Assets”), which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset. ASC 350-30 requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under ASC 350-30 and the period of expected cash flows used to measure the fair value of the asset under ASC 805-10-65-1, “Business Combinations.” The adoption of ASC 350-30 did not have a material impact on our financial statements.

Results of Operations

Changes in pricing and demand for chemicals

The overall demand for chemical products, especially commodity chemicals, is highly dependent on general economic conditions. In the past quarter, the price of crude oil slightly increased, which led to a moderate price increase in commodity chemicals. The demand for chemicals is also showing a moderate increase. The G-7‘s economic growth indicators reveal an ease in the recession. It is too early to state that it is the end of the slow down, as private consumption is still slow.

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008

The Company recorded a consolidated net loss of $19.0 million for the nine months ended September 30, 2009, compared to a net loss of $40.3 million for the corresponding period in 2008. The loss in 2009 is primarily attributable to the interest expenses resulting from the issuance of debentures and loans for the financing of Gadot’s purchase which was partially offset by translation gain, while the loss in 2008 was primarily attributable to interest expenses and translation loss.

In the nine months ended September 30, 2009 and 2008, the Company included the following certain data of Gadot (in millions of dollars):

	September 30, 2009	September 30, 2008

Chemical income	$287.4	$419.6

Chemical expense	$265.7	$383.3

Other expense (mainly general and administrative)	$12.8	$16.8

Interest expense	$5.3	$7.6

In the nine months ended September 30, 2009, the Company recorded $4.8 million of marketing expense, as compared to a $8.2 million marketing expense in the corresponding period in 2008. These expenses are attributable to Gadot and composed mainly of salary and commission expenses. The decrease is primarily the result of a restructuring plan that took place at Gadot.

In the nine months ended September 30, 2009, the Company recorded a $24.6 million of general, administrative and other expense, as compared to $27.3 million in the corresponding period in 2008. The decrease is primarily the result of a restructuring plan that took place at Gadot.

In the nine months ended September 30, 2009, the Company recorded a $0.8 million of noncontrolling interests share in losses of subsidiaries, net, as compared to $9.6 million share in losses in the corresponding period in 2008. These losses are mainly attributable to translation losses in the notes issued to the partners in Merhav Ampal Energy, LP, an Israeli limited partnership (the “Joint Venture”), resulting from the valuation of the New Israeli Shekel compared to the U.S. Dollar.

In the nine months ended September 30, 2009, the Company recorded a $25.7 million interest expense, as compared to a $33.3 million interest expense for the corresponding period in 2008. The interest expense relates to the notes payable which the Company received to finance the purchase of Gadot, issuance of the Company’s debentures, the Company’s notes payable and the interest expense of the SWAP agreements. The decrease is mainly attributable to the change in the LIBOR interest rate.

In the nine months ended September 30, 2009, the Company recorded a $3.1 million translation gain, as compared to a $19.5 million translation loss for the corresponding period in 2008. The increase in translation gain is related to a change in the valuation of the New Israeli Shekel as compared to the U.S. Dollar, decrease of 1.1% in the nine months ended September 30, 2009, as compared to a decrease of 11.1% for the corresponding period in 2008.

The Company recorded a net loss of $1.2 million in Equity in losses of affiliates for the nine months ended September 30, 2009, compared to a net gain in Equity in earnings of affiliates of $1.2 million for the corresponding period in 2008.

Results of operations analyzed by segments for nine months ended September 30:

	2009	2008
	(U.S. Dollars in thousands)

Revenues:

Chemicals	$287,434	$419,620
Finance	6,562	5,850
Leisure-time	2,086	2,309

	$296,082	$427,779

The Chemicals income relates solely to Gadot and was derived from the following activities: sales of a wide range of liquid chemicals, providing maritime shipping services of chemicals by ships and providing other services which include logistics and storage services for chemicals.

In the nine months ended September 30, 2009, the Company recorded $296.1 million in revenue which was comprised of $287.4 million in the Chemicals segment, $6.6 million in the Finance segment and $2.1 million in the Leisure-time segment, as compared to $427.8 million for the same period in 2008, which was comprised of $419.6 million in the Chemicals segment, $5.9 million in the Finance segment and $2.3 million in the Leisure-time segment. The decrease in Chemicals revenues is primarily attributable to the slowdown in the markets, especially in Europe, which lead the decrease in sold quantities and product prices, and also due to the significant decrease in the demand for chemical carrier shipping. The recession and the resulting significant decrease in the demand for chemical carrier ships were felt during the nine months of 2009. The decrease in demand for chemical shipping lead to a steep decline in freight rates. In addition, the decline in shipped quantities generates an uneven shipment of chemicals, which in certain voyages, results in almost no cargo being shipped on the return leg of a voyage.

	2009	2008
	(U.S. Dollars in thousands)

Expenses:

Chemicals	$283,321	$420,369
Finance	32,406	54,448
Leisure-time	1,999	2,368

	317,726	477,185
Equity in losses of affiliates	1,203	1,209

Total	$318,929	$478,394

In the nine months ended September 30, 2009, the Company recorded $318.9 million in expenses which was comprised of $283.3 million of expenses in the Chemicals segment, $32.4 million of expenses in the Finance segment, $2.0 million of expenses in the Leisure-time segment and a $1.2 million loss in Equity in earnings of affiliates, as compared to $478.4 million in expenses for the same period in 2008 which was comprised of $420.4 million in the Chemicals segment, $54.4 million in the Finance segment, $2.4 million in the Leisure-time segment and a $1.2 million loss in Equity in earnings of affiliates. The decrease in expenses in the Finance segment is primarily attributable to the $3.7 million translation gain, which was recorded due to the devaluation of the Company’s debt denominated in New Israeli Shekel as compared to the U.S Dollar, as compared to $19.5 million translation loss in 2008, and was partially offset by the increase in interest expense related to the notes payable which the Company received to finance the purchase of Gadot and issuance of the Company’s debentures. The chemical commodity pricing is a derivative of the crude oil pricing. During 2008 the price of crude oil increased significantly and caused an increase in the chemical commodity prices as well. Since September 2008, the crude oil’s price decreased and led to a decrease in chemical commodity prices in 2009.

Three months ended September 30, 2009 compared to three months ended September 30, 2008

The Company recorded a consolidated net loss of $18.1 million for the three months ended September 30, 2009 compared to a net loss of $12.6 million for the corresponding period in 2008. The loss in 2009 and 2008 is primarily attributable to the translation loss and interest expenses resulting from the issuance of the debentures and loans for the financing of Gadot’s purchase.

In the three months ended September 30, 2008 and 2009, the Company included the following certain data of Gadot (in millions of dollars):

	September 30, 2009	September 30, 2008

Chemical income	$101.1	$142.4

Chemical expense	$93.9	$126.9

Other expense (mainly general and administrative)	$4.2	$5.8

Interest expense	$1.8	$3.7

In the three months ended September 30, 2009, the Company recorded $1.5 million of marketing expense, as compared to a $2.1 million marketing expense in the corresponding period in 2008. These expenses are attributable to Gadot and composed mainly of salary and commission expenses. The decrease is primarily the result of a restructuring plan that took place in Gadot.

In the three months ended September 30, 2009, the Company recorded $8.5 million of general, administrative and other expenses, as compared to $9.0 million in the corresponding period in 2008.

In the three months ended September 30, 2009, the Company recorded $4.0 million of noncontrolling interests share in loss of subsidiaries, net, as compared to $3.3 million share in loss in the corresponding period in 2008. These losses are mainly attributable to translation gains in the notes issued to the partners in the Joint Venture, resulting from the valuation of the New Israeli Shekel compared to the U.S. Dollar.

In the three months ended September 30, 2009, the Company recorded a $12.3 million interest expense, as compared to a $18.3 million interest expense for the corresponding period in 2008. This decrease is a result of a lower increase in the Israeli Consumer Price Index (which the Company’s debentures are linked to) in the three months and September 30, 2009 as compared to the increase in the Israeli Consumer Price Index in the three months ended September 30, 2008.

In the three months ended September 30, 2009, the Company recorded a $8.2 million translation loss, as compared to a $5.9 million translation gain for the corresponding period in 2008. The translation loss is related to a change in the valuation of the New Israeli Shekel as compared to the U.S. Dollar.

The Company recorded a $0.9 million net loss in Equity in losses of affiliates for the three months ended September 30, 2009, compared to a net loss of $1.8 million for the corresponding period in 2008.

Results of operations analyzed by segments for three months ended September 30:

	2009	2008
	(U.S. Dollars in thousands)

Revenues:

Chemicals	$101,141	$142,597
Finance	1,026	2,310
Leisure-time	778	817

Total	$102,945	$145,724

The Chemicals income relates solely to Gadot and derives from the following activities: sales of a wide range of liquid chemicals, providing maritime shipping services of chemicals by ships and providing other services which include logistics and storage services for chemicals.

In the three months ended September 30, 2009, the Company recorded $102.9 million in revenue which was comprised of $101.1 million revenue in the Chemicals segment, $1.0 million gain in the Finance segment and $0.8 million revenue in the Leisure-time segment, as compared to $145.7 million for the same period in 2008, which was comprised of $142.6 million in the Chemicals segment, $2.3 million in the Finance segment and $0.8 million in the Leisure-time segment. The decrease in Chemicals revenues is primarily attributable to the slowdown in the markets, especially in Europe, which lead the decrease in sold quantities and product prices and due to significant decrease in the demand for chemical carrier shipping. The third quarter revenues slightly increased comparing to the first two quarters of 2009 but the recession is still felt during the third quarter of 2009. The chemical shipping demand is still slow and generates an uneven shipment of chemicals, which in certain voyages, results in almost no cargo being shipped on the return leg of voyage.

The decrease in the Finance segment revenue is primarily related to the revenues from the SWAP agreements.

	2009	2008
	(U.S. Dollars in thousands)

Expenses:

Chemicals	$97,524	$140,519
Finance	27,118	11,550
Leisure-time	959	863

	125,601	152,932
Equity in losses of affiliates	928	1,787

Total	$126,529	$154,719

In the three months ended September 30, 2009, the Company recorded $126.5 million in expenses which was comprised of $97.5 million of expenses in the Chemicals segment, $27.1 million of expenses in the Finance segment, $1.0 million of expenses in the Leisure-time segment and a net loss of $0.9 million in Equity in losses of affiliates, as compared to $154.7 million in expenses for the same period in 2008 which was comprised of $140.5 million in the Chemicals segment, $11.6 million in the Finance segment, $0.9 million in the Leisure-time segment and a net loss of $1.8 million in Equity in losses of affiliates. The chemical commodity pricing is a derivative of the crude oil pricing. During 2008 the price of crude oil increased significantly and caused an increase in the chemical commodity prices as well. Since September 2008, the crude oil’s price decreased and led to a decrease in chemical commodity prices in 2009.

        Income taxes

In the nine month period ended September 30, 2009, the Company reported a tax benefit of $3.0 million as compared to approximately $0.7 million of tax benefit in the corresponding period in 2008. The tax benefit which was recorded pertains mainly to losses of the Company and affiliates for which we created a deferred tax asset.

Liquidity and Capital Resources

        Cash Flows

On September 30, 2009, cash, cash equivalents and marketable securities were $110.1 million, as compared with $121.6 million at December 31, 2008. The decrease is mainly attributable to the repurchase of the Company’s debentures.

As of September 30, 2009, the Company had $30.0 million of marketable securities as compared to $52.9 million as of December 31, 2008. The decrease is attributable to the sale of marketable securities.

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

In addition, Ampal’s interest in Gadot has been pledged and cash equivalents equal to $2.0 million has been allocated as a compensating balance for various loans provided to the Company.

        Cash flows from operating activities

Net cash provided by operating activities totaled approximately $19.1 million for the nine months ended September 30, 2009, compared to approximately $8.1 million used in operating activities for the corresponding period in 2008. The increase in cash provided by operating activities is primarily attributable to the increase in accounts payable and decrease in accounts receivable and inventories as compared to the corresponding period in 2008.

        Cash flows from investing activities

Net cash used in investing activities totaled approximately $7.9 million for the nine months ended September 30, 2009, compared to approximately $169.0 million used in investing activities for the corresponding period in 2008. The change in cash used in investing activities is primarily attributable to proceeds from the sale of available-for-sale securities in 2009 which were partially offset by increase in capital improvements in 2009, and deposits granted, investments made in affiliates and available-for-sale shares in 2008.

        Cash flows from financing activities

Net cash used in financing activities was approximately $7.6 million for the nine months ended September 30, 2009, compared to approximately $228.4 million of net cash provided by financing activities for the corresponding period in 2008. The change in cash used in financing activities is primarily attributable to the repurchase of Company’s debentures in 2009 and to the issuance of the Company’s Series B debentures in the amount of $ 166.9 million in 2008.

Investments

In the nine months ended September 30, 2009, the Company made additional investments in the amount of a $1.2 million loan to Bay Heart Ltd. (“Bay Heart”).

Debt

Notes issued to institutional investors in Israel, the convertible note issued to Merhav M.N.F Ltd. (“Merhav”) and other loans payable pursuant to bank borrowings are either in U.S. Dollars, linked to the Consumer Price Index in Israel or in unlinked New Israeli Shekels, with interest rates varying depending upon their linkage provision and mature between 2009-2019.

The Company finances its general operations and other financial commitments through bank loans from Bank Hapoalim, Union Bank of Israel Ltd. (“UBI”) and Israel Discount Bank Ltd. (“IDB”). As of September 30, 2009, the outstanding indebtedness under these bank loans totaled $368.8 million, and the loans mature through 2009-2019.

On April 29, 2008, Ampal completed a public offering in Israel of NIS 577.8 million (approximately $166.8 million) aggregate principal amount of its Series B debentures, due in 2016. The debentures are linked to the Israeli consumer price index and carry an annual interest rate of 6.6%. The debentures rank pari passu with Ampal’s unsecured indebtedness. The debentures will be repaid in five equal annual installments commencing on January 31, 2012, and the interest will be paid semi-annually. As of September 30, 2009, the outstanding debt under the debentures amounts to $143.5 million, due to the change in valuation of the New Israeli Shekel as compared to the U.S. dollar and to the repurchase plan. Ampal deposited an amount of $44.6 million with Clal Finance Trusties 2007 Ltd. in accordance with a trust agreement dated April 6, 2008, to secure the first four years worth of payments of interest on the debentures. As of September 30, 2009, the outstanding amount of the deposit was $25.5 million. The debt offering was made solely to certain non-U.S. institutional investors in accordance with Regulation S under the U.S. Securities Act of 1933, as amended. The notes have not been and will not be registered under the U.S. securities laws, or any state securities laws, and may not be offered or sold in the United States or to United States persons without registration unless an exemption from such registration is available.

Ampal funded the Gadot transaction with a combination of available cash and the proceeds of the credit facility, dated November 29, 2007 (the “Credit Facility”), between Merhav Ampal Energy Ltd. (“MAE”) and IDB, for approximately $60.7 million, which amount was increased, on the same terms and conditions, on June 3, 2008 by approximately $11.3 million in order to fund the second stage of the transaction and on September 23, 2008 by approximately $15.4 million in order to fund the third stage of the transaction. The Credit Facility is divided into two equal loans of approximately $43.7 million. The first loan is a revolving loan that has no principal payments and may be repaid in full or in part on December 31 of each year until 2019, when a single balloon payment will become due. The second loan also matures in 2019, has no principal payments for the first one and a half years, and shall thereafter be paid in equal installments over the remaining ten years of the term. Interest on both loans accrues at a floating rate equal to LIBOR plus 2% and is payable on a current basis. Ampal has guaranteed all the obligations of MAE under the Credit Facility and Ampal’s interest in Gadot has also been pledged to IDB as a security for the Credit Facility.  Yosef Maiman has agreed with IDB to maintain ownership of a certain amount of the Company’s Class A Common Stock. The Credit Facility contains customary affirmative and negative covenants for credit facilities of this type.

As of September 30, 2009, the Company has a $6.7 million loan with UBI that bears interest at the rate of LIBOR plus 2% to be repaid in six annual installments commencing on April 2, 2008 and various other loans with UBI in the aggregate amount of $5.8 million bearing interest at rates between 4.6% and 4.8% to be repaid during 2009.

As of September 30, 2009, the Company has a $18.0 million loan with Bank Hapoalim as part of a $27 million dollar loan facility. The funds borrowed under the loan facility are due in nine annual installments commencing on December 31, 2007 and bear interest at an annual rate of LIBOR plus 2%. The related loan agreement contains financial and other covenants including an acceleration of payment upon the occurrence of certain changes in the ownership of the Company’s Class A Stock. As of September 30, 2009, the Company is in compliance with its debt covenants.

As of September 30, 2009, the Company has a $97.5 million loan from institutional investors who own 50% of Merhav Ampal Energy Holdings, LP. The loan is not linked to the Consumer Price Index in Israel, bears no interest and is repayable upon agreement by both parties.

The Company has a short term loan from Bank Hapoalim in the aggregate amount of $3.5 million bearing interest at an annual rate of LIBOR plus 2.6%, to be repaid by December 31, 2009 and a revolving short term loan in the amount of $3.0 million bearing interest of 3.8%.

On November 20, 2006, the Company entered into a trust agreement with Hermetic Trust (1975) Ltd. pursuant to which the Company issued Series A debentures to institutional investors in Israel in the principal aggregate amount of NIS 250 million (approximately $58 million) with an interest rate of 5.75%, which is linked to the Israeli consumer price index. The notes shall rank pari passu with our unsecured indebtedness. The notes will be repaid in five equal annual installments commencing on November 20, 2011, and the interest will be paid semi-annually. As of September 30, 2009, the outstanding debt under the notes amounts to $67.9 million, due to the change in valuation of the New Israeli Shekel as compared to the U.S. dollar. The Company deposited an amount of $10.2 million with Hermetic Trust (1975) Ltd. to secure the first three years worth of payments of interest on the debentures. As of September 30, 2009, the outstanding amount of the deposit was $2.0 million.

Midroog Ltd. (an affiliate of Moody’s Investors Service) currently rates Ampal’s Series A and Series B Debentures as A3 on its “Watchlist”.

Other long term borrowings in the amount of $0.1 million are linked to the Consumer Price Index in Israel, mature between 2009 and 2010 and bear annual interest of 5.7%.

As of September 30, 2009, Gadot had $0.1 million outstanding under its convertible debentures. Gadot’s debentures were listed on the TASE in December 2003, are linked to the Consumer Price Index in Israel, bear annual interest at the rate of 6.5%, and are repayable at December 5, 2009. The debentures are convertible into ordinary shares of Gadot, each incremental amount of NIS 3.53 of outstanding debentures (linked to the Consumer Price Index in Israel) convertible into one ordinary share of Gadot, par value NIS 0.1, subject to adjustments.

As of September 30, 2009, Gadot had $4.4 million outstanding under its other debentures. These debentures are not convertible into shares and are repayable in five equal annual installments on September 15 of each of the years 2008 through 2012. The outstanding balance of the principal of the debentures bears annual interest at the rate of 5.3%. The principal and interest of the debentures are linked to the Consumer Price Index in Israel and the interest is payable in semi-annual installments on March 15 and September 15 of each of the years 2006 through 2012.

As of September 30, 2009, Gadot had short term loans payable in the amount of $63 million and long term loans payable in the amount of $78.2 million. The various short term loans payable are either unlinked or linked to the USD and bear interest at rates between 2.5% to 4.5%. The various long term loans payable are either unlinked or linked to the Consumer Price Index in Israel or linked to the USD and bear interest at rates between 2.0% to 9.0%.

The weighted average interest rates and the balances of these short-term borrowings at September 30, 2009 and December 31, 2008 were 2.9% on $152.0 million and 5.1% on $157.2 million, respectively.

As of September 30, 2009, the Company had issued guarantees on certain outstanding loans to its investees and subsidiaries in the aggregate principal amount of $35.9 million. These include:

1.	A $8.6 million guarantee on indebtedness incurred by Bay Heart in connection with the development of property. Bay Heart recorded losses in 2009. There can be no guarantee that Bay Heart will become profitable or that it will generate sufficient cash to repay its outstanding indebtedness without relying on the Company’s guarantee.

2.	A $27.3 million guarantee of outstanding indebtedness of Gadot.

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

As of September 30, 2009, the Company had open foreign currency forward exchange contracts to purchase U.S. Dollars and sell Euros in the amount of $4.9 million and contracts to purchase U.S. Dollars and sell New Israeli Shekels in the amount of $8.0 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS AND SENSITIVITY ANALYSIS

The Company is exposed to various market risks, including changes in interest rates, foreign currency exchange rates, index rates and equity price changes. The following analysis presents the hypothetical loss in earnings, cash flows and fair values of the financial instruments which were held by the Company at September 30, 2009, and are sensitive to the above market risks.

During the nine months ended September 30, 2009, there have been no material changes in the market risk exposures facing the Company as compared to those the Company faced in the fiscal year ended December 31, 2008.

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

As of September 30, 2009, the value of the currency swap’s contracts resulted in a $2.1 million in other assets and a $5.5 million in interest and translation expenses.

As of September 30, 2009, the Company had financial assets totaling $107.6 million and financial liabilities totaling $603.0 million. For fixed rate financial instruments, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate financial instruments, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

As of September 30, 2009, the Company did not have fixed rate financial assets and had variable rate financial assets of $107.6 million. A ten percent decrease in interest rates would not increase the unrealized fair value of the fixed rate assets.

As of September 30, 2009, the Company had fixed rate debt of $328.5 million and variable rate debt of $274.5 million. A ten percent decrease in interest rates would increase the unrealized fair value of the financial debts in the form of the fixed rate debt by approximately $5.0 million.

The net decrease in earnings and cash flows for the next year resulting from a ten percent interest rate increase would be approximately $0.9 million, holding other variables constant.

Foreign Currency Exchange Rate Sensitivity Analysis

The Company’s exchange rate exposure on its financial instruments results from its investments and ongoing operations. As of September 30, 2009, the Company had open foreign currency forward exchange contracts to purchase U.S. Dollars and sell Euros in the amount of $4.9 million and contracts to purchase U.S. Dollars and sell New Israeli Shekel in the amount of $8.0 million. Holding other variables constant, if there were a ten percent devaluation of each of the foreign currencies, the Company’s cumulative translation loss reflected in the Company’s accumulated other comprehensive loss would increase by $3.3 million, and regarding the statements of operations, a ten percent increase in the U.S. Dollar exchange rate would result in a net increase in losses and cash flows of $22.9 million, and a ten percent increase in the Euro exchange rate would result in a net increase in losses and cash flows of $0.2 million.

On May 15, 2008, the Company entered into a swap agreement with respect to its Series B debentures, in the principal amount of $134.3 million, due 2016. As a result of these agreements the Company is currently paying an effective interest rate of LIBOR plus 5.12% on $43.9 million of these notes, as compared to the original 6.6% fixed rate which is linked to the Israeli consumer price index. As of September 30, 2009, the value of the currency swap resulted in a $1.5 million in other assets and a $4.9 million in translation expense.

On April 1, 2009, the Company entered into a interest rate swap agreement with respect to its loan to finance the purchase of Gadot in the principal amount of $43.7 million, due 2019. As a result of this agreement the Company is currently paying a fixed interest rate of 2.95% as compared to a LIBOR in the original loan agreement. As of September 30, 2009, the value of the currency swap resulted in a $0.6 million in other assets and a corresponding increase in interest expense.

Equity Price Risk

The Company’s investments at September 30, 2009 included trading marketable securities which are recorded at a fair value of $2.2 million, including a net unrealized loss of $0.2 million, and $27.8 million of trading securities that are classified as available for sale, including a net unrealized loss of $0.9 million. Those securities have exposure to equity price risk. The estimated potential loss in fair value resulting from a hypothetical ten percent decrease in prices quoted on stock exchanges is approximately $3.0 million. There would be no impact on cash flow resulting from a hypothetical ten percent decrease in prices quoted on stock exchanges.

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

Date: November 9, 2009

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