Form 10-K
period 2009-12-31
AMPAL-AMERICAN ISRAEL CORP
filed 2010-03-08
CIK 731859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Yes ☒           No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐           No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐    Accelerated filer ☒   Non-accelerated filer ☐         Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐           No ☒

The aggregate market value of the registrant’s voting stock held by non – affiliates of the registrant on June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter was $52,679,249 based upon the closing market price of such stock on that date. As of February 25, 2010, the number of shares outstanding of the registrant’s Class A Stock, its only authorized and outstanding common stock, is 56,133,764.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
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

The Company’s strategy is to invest opportunistically in undervalued assets with an emphasis in the following fields: Energy, Chemicals, Telecommunications, Real Estate, Project Development and Leisure Time. We believe that past experience, current opportunities and a deep understanding of the above-referenced sectors both domestically in Israel and internationally will allow the Company to bring high returns to its shareholders. The Company emphasizes investments which have long-term growth potential over investments which yield short-term returns.

The Company provides its investee companies with ongoing support through its involvement in the investees’ strategic decisions and introduction to the financial community, investment bankers and other potential investors both in and outside of Israel.

Significant Developments

Acquisition of 012 Smile Communications Ltd.

On January 31, 2010, Ampal, through its indirect wholly owned subsidiary Merhav Ampal Energy Ltd. (“MAE”) and MAE's wholly owned subsidiary 012 Smile Telecom Ltd. ("012 Smile," formerly Ampal Investments and Communications 2009 Ltd.), closed the transaction to purchase the current on-going business of 012 Smile Communications Ltd. (“012”), pursuant to an Asset Purchase Agreement (the "012 Agreement") between MAE (on behalf of 012 Smile) and 012, dated November 16, 2009, as amended on January 26, 2010 ("012 Acquisition") for 1.2 billion New Israeli Shekels ("NIS"), or approximately $322 million. Ampal, through its subsidiaries, acquired substantially all the assets and liabilities of 012, including all of its customer and supplier agreements, management, employees, infrastructure, equipment and other assets, but excluding (i) certain retained cash and other customary excluded assets, (ii) the rights and obligations of 012 related to the acquisition of Bezeq – The Israeli Telecommunications Corporation Ltd. and (iii) certain indebtedness and other liabilities.  Prior to closing of the acquisition, 012 Smile received all required licenses for the conduct of the business from the Israeli Ministry of Communications ("Ministry of Communications").

As a result of the 012 Acquisition, 012 Smile has become a leading provider of communication services in Israel, offering a wide range of broadband and traditional voice services. 012 Smile's broadband services include broadband Internet access with a suite of value-added services, specialized data services and server hosting, as well as new innovative services such as local telephony via voice over broadband and a WiFi network of hotspots across Israel. Traditional voice services include outgoing and incoming international telephony, hubbing, roaming and signaling and calling card services. 012 Smile services residential and business customers, as well as Israeli cellular operators and international communication services providers through its integrated multipurpose network, which allows 012 Smile to provide services to almost all of the homes and businesses in Israel. For further information regarding 012 Smile, see “Telecommunications – 012 Smile Telecom Ltd.”

Ampal financed the 012 transaction with a combination of (i) available cash, (ii) the proceeds of a new 012 Credit Facility, dated January 31, 2010 (the “012 Credit Facility”), between 012 Smile, Bank Leumi Le'Israel B.M. ("Leumi") and Israel Discount Bank Ltd. ("Discount," and together with Leumi, the "Bank Lenders"), for 800 million NIS, (approximately $215 million) and (iii) a 012 Loan Agreement, dated January 31, 2010 (the "012 Loan Agreement"), between MAE, 012 Smile, Harel Insurance Company Ltd. and its affiliates (collectively, "Harel") and Menora Mivtachim Insurance Ltd. and its affiliates (collectively, "Menora," and together with Harel, the "Institutional Lenders"), for 220 million NIS (approximately $59 million). Ampal has guaranteed the obligations of 012 Smile under the 012 Credit Facility. For further information regarding the financing of the 012 transaction, see "Item 7 - Management Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources - Financing of the 012 Acquisition."

Sugarcane Ethanol Production Project

On December 31, 2009, Ampal signed an option exercise agreement (the “Exercise Agreement”) with Merhav (M.N.F) Ltd. (“Merhav”) pursuant to which it exercised, subject to certain conditions, its option (the “Option”) to convert Ampal’s existing loan to Merhav (consisting of $20 million of principal plus accrued interest) (the “Loan”) into a 25% equity interest in the sugarcane ethanol production project in Colombia (the “Project”) being developed by Merhav. The Loan is evidenced by an Amended and Restated Promissory Note, dated December 25, 2008 (the “Note”), issued by Merhav in favor of Ampal, and is secured by Merhav’s pledge of its shares of Class A Stock of Ampal, pursuant to that certain Pledge Agreement, dated December 24, 2007, between Merhav and Ampal (the “Pledge Agreement”). Merhav’s obligations under the Note are guaranteed by Mr. Yosef A. Maiman pursuant to a personal guaranty, dated as of December 25, 2008 (the “Guaranty”). The Option is evidenced by an Option Agreement, dated December 25, 2007, between Merhav and Ampal, as amended on December 25, 2008 (the “Option Agreement”). The Loan, Option and related transactions are summarized in previously filed annual and periodic reports.

Pursuant to the Exercise Agreement, the conversion of the Loan into a 25% equity interest in the Project will take the form of the issuance to Ampal of 25% of all of the issued and outstanding equity interests in Merhav Renewable Energies Limited, a Cyprus corporation and subsidiary of Merhav (“Merhav Energies”). The purchase price for the 25% equity stake in Merhav Energies, to be paid at closing, is the outstanding balance of the Note on December 31, 2009, or approximately $22.249 million. The closing of the purchase of the 25% equity stake and the conversion of the Loan is subject to, among other things, (i) the initial disbursement of (or other evidence of) long term debt financing for the Project obtained from Banco do Brasil or any other unaffiliated third party lender (the date such financing is obtained, the “Qualified Financing Date”), (ii) the payment in full of all outstanding amounts due and payable under the Note, and (iii) the delivery at closing of the Shareholders’ Agreement (as defined below) by Merhav and Ampal, setting forth certain agreements relating to the governance of Merhav Energies. At closing, the Note and the Guaranty shall be cancelled and the pledge of Merhav’s shares of Class A Stock under the Pledge Agreement shall be released. The closing is to occur on the Qualified Financing Date or as soon as practicable thereafter, but no later than December 31, 2010. The Exercise Agreement contains other customary closing conditions, as well as customary representations and warranties.

Pursuant to the Exercise Agreement, the Note was amended to extend its maturity date to the earlier of the Qualified Financing Date or December 31, 2010. Additionally, Merhav and Ampal have agreed that, under certain circumstances, each will arrange for loans to Merhav Energies from to time to time through third parties, directly or indirectly, for up to $15 million.

As stated above, as a condition to closing Ampal’s purchase of a 25% equity stake in Merhav Energies, Merhav, Ampal and Merhav Energies will enter into a Shareholders’ Agreement (the “Shareholders’ Agreement”), to provide for, among other things, (i) restrictions on the transfer of shares of Merhav Energies, (ii) a right of first refusal on transfers of shares of Merhav Energies, (iii) tag-along and drag-along rights on the transfer of shares of Merhav Energies, (iv) preemptive rights on the issuance of new shares of capital stock (or other equity interest) by Merhav Energies, subject to the anti-dilution rights of Ampal, and (v) the right of Ampal to designate 25% of the directors of Merhav Energies. In addition to preemptive rights under the Shareholders’ Agreement, Ampal has been granted anti-dilution protection, which may result in the issuance of additional shares of Merhav Energies to Ampal, in the event that, prior to end of the 180 day period following the commencement of the Project’s operations, Merhav sells, or Merhav Energies issues, shares of Merhav Energies at a per share price that is less than the per share price paid by Ampal under the Exercise Agreement.

Merhav is a multinational corporation with interests in a range of sectors, including energy, infrastructure projects and agriculture. Merhav is a significant shareholder of Ampal and is wholly owned by Mr. Yosef A. Maiman, the President, CEO and member of the controlling shareholder group of Ampal. Because of the foregoing relationship, a special committee of the Board of Directors of Ampal composed of Ampal’s independent directors negotiated and approved the transaction. Houlihan Lokey Howard & Zukin Financial Advisors, Inc., which has been retained as financial advisor to the special committee, advised the special committee on this transaction.

Stock and Debenture Repurchase Program

Ampal’s Board of Directors approved a stock repurchase program, effective as of November 23, 2008. Under the program, Ampal is authorized to repurchase up to $20 million of its outstanding shares of its Class A Stock, from time to time depending on market conditions, share price and other factors. The board also approved a repurchase plan, effective as of November 23, 2008, of Ampal’s Series A and Series B debentures that are traded on the Tel Aviv Stock Exchange ("TASE").

The repurchases may be made on the open market, in block trades or otherwise, and may include derivative transactions. The program may be suspended or discontinued at any time. Ampal adopted a Rule 10b5-1 trading plan, which allowed Ampal to repurchase its Class A Stock in the open market during periods in which stock trading by Ampal is otherwise prohibited due to insider trading laws.

In 2008, the Company purchased 1,366,415 shares of Class A Stock for an aggregate amount of $1.1 million, and it also purchased 5,074,418 Series A debentures and 68,723,757 Series B debentures for an aggregate amount of $2.4 million.

In 2009, the Company purchased 292,103 shares of Class A Stock for an aggregate amount of $0.3 million, and it also purchased 15,039,000 Series A debentures and 7,928,956 Series B debentures for an aggregate amount of $3.4 million.

Investee Companies by Industry Segment

Listed below by industry segment are all of the substantial investee companies in which Ampal had ownership interests as of December 31, 2009, the principal business of each and the percentage of equity owned, directly or indirectly, by Ampal. Further information with respect to our significant investee companies is provided after the following table. For industry segment financial information and financial information about foreign and domestic operations, see Note 18 to Ampal’s consolidated financial statements included in this Report for the fiscal year ended December 31, 2009.

Industry Segment	Principal Business	Percentage as of December 31, 2009(1)

Chemicals
Gadot Chemical Tankers and Terminals Ltd.	Chemical Sales, Storage, Shipping, Transport and Distribution	100.0

Energy
East Mediterranean Gas Company	Natural Gas Provider & Pipeline Owner	12.5	(2)
Global Wind Energy	Renewable Energy	50.0

Real Estate
Bay Heart Ltd.	Shopping Mall Owner/Lessor	37.0

Leisure-Time
Country Club Kfar Saba Ltd.	Country Club Facility	51.0

Finance
Ampal Energy Ltd	Holding Company	100.0
Merhav Ampal Energy Ltd	Holding Company	100.0
Ampal (Israel) Ltd.	Holding Company	100.0
Ampal Holdings (1991) Ltd.	Holding Company	100.0

(1)	Based upon current ownership percentage. Does not give effect to any potential dilution.

(2)
8.2% of which are held directly and 4.3% of which are held through Merhav Ampal Energy Holdings, LP, an Israeli limited partnership, which is a joint venture between Ampal, the Israel Infrastructure Fund and other institutional investors.

Chemicals

GADOT CHEMICAL TANKERS AND TERMINALS LTD. (“GADOT”)

General

Gadot, a wholly owned subsidiary of Ampal (99.99% on a fully diluted basis), was founded in 1958 as a privately held Israeli company with operations in distribution and marketing of liquid chemicals for raw materials used for industrial purposes. Since then, Gadot has expanded into a group of companies, which currently forms Israel’s leading chemical distribution organization. Through its subsidiaries, Gadot ships, stores, and distributes liquid chemicals, oils, and a large variety of materials to countries across the globe, with an emphasis on Israel and Western Europe. In our description of Gadot’s business operations, the term “Gadot” refers to Gadot and its consolidated subsidiaries. Gadot listed its shares for trade on the TASE in 2003 and was delisted from trade on October 16, 2008, following Ampal's successful tender offers to purchase Gadot's publicly held shares.

Gadot’s business is influenced by certain economic factors, which include (i) global changes in demand for chemicals used as raw materials for industrial purposes, (ii) price fluctuations of chemicals and raw materials, (iii) price fluctuations of shipping costs, ship leases and ship fuel, (iv) general global financial stability, and (v) currency fluctuations between the NIS and other currencies, primarily the U.S. dollar.

Gadot’s operations are divided into three main service sectors:

•	Importing, marketing and sale of chemicals and other raw materials in Israel and Europe;

•	Shipping, primarily between the European ports of the Atlantic ocean and the Mediterranean sea port and Agency Services for Shipping Companies and Docked Ships; and

•	Logistical services in Israel and Europe;

These service sectors are synergistic and complimentary, so that Gadot provides its customers with a full range of services, from acquiring chemicals based on a customer’s needs, logistical handling including shipping and transport, offloading, storage and delivery. Members of the Gadot group of companies also provide services for other members of the group, strengthening the group as a whole.

Gadot revenues for 2009 totaled approximately $394 million compared to approximately $535 million in 2008. The 26% decrease in revenues is mainly the result of the following factors:

•	Slowdown in the markets, especially in Europe, led to a decrease in sold quantities;

•	The prices of chemicals decreased dramatically as a result of commodities price decrease;

•	The chemical carrier sector has been suffering over recent years from limited growth in demand and stagnant freight rates; and

•	Gross profit decreased by 16% from $44.5 million to $37.5 million. This decrease is the result of revenue decrease which was partly offset by operating cost reductions.

Importing, Marketing and Sale of Chemicals and Other Raw Materials

Gadot imports, markets and sells chemicals and other raw materials, primarily liquid chemicals which are imported in tanker ships and via other methods. These chemicals and other materials are used as raw materials in the medical, cosmetics, paint, plastic, electronics, agriculture, food and other industries. Other activities of Gadot in this sector include:

•	sale and marketing of oils and other liquid products which are used as food additives in soft drinks, meat and poultry;

•
operating a sales agency in Israel representing well-known manufacturers, selling a wide range of products, including chemicals, active medicinal agents, electronic components, rubber, polymers, minerals and materials for the textile and paint industry;

•	sale and marketing of fine chemical agents used in research laboratories and biochemical industries and marketing of laboratory equipment; and

•	sale and marketing of inorganic chemicals.

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

Gadot generally provides its services to its long-term customers in Israel and in the Benelux area consisting mainly of large industrial factories that use chemicals and other materials as raw materials in their manufacturing processes. These customers are spread over a wide variety of industries which reduces the risk of a downturn in any one type of industry having a significant effect on the revenues of Gadot. Gadot is not dependent on any single customer in this service sector. Nevertheless, the loss of any long-term customer may materially affect the short-term or even mid-term revenues and net profits of Gadot.

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

Gadot’s main advantages over its competition in the chemical market are due to:

•	its ability to provide full door-to-door logistical services to its customers, from purchase, shipping and storage, to land transport to the customer’s factory;

•	its ability to purchase and maintain surplus in large quantities of different chemicals ready for sale in a variety of packaging types and sizes;

•	ownership of the only chemical fluids terminal in Israel, capable of providing storage and transport;

•	decades of experience in the field;

•	stable, long term relationships with existing customers;

•	the quality of products supplied by it and the reputation and good will of its suppliers; and

•	professional support provided by suppliers and by Gadot for its products.

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

Shipping

Gadot provides its customers (including subsidiaries within the Gadot group of companies) with shipping services, shipping liquid chemicals in tanker ships both to and from Israel. As of December 31, 2009, Gadot uses a fleet of 8 vessels, of which 6 are leased and 2 are owned by Gadot, with loading capabilities ranging from 8,000 tons to 17,000 tons. The total capacity of Gadot’s fleet as of December 31, 2009, was approximately 100,000 tons. The main shipping lines operated by Gadot are Israel – Northern Europe and Israel – United States, with many interim stops in Europe's Atlantic sea  ports and in Mediterranean sea ports. Gadot also provides logistical support for ships anchored in the ports of Haifa and Ashdod in Israel. These services include coordination of all technical procedures while in port, such as payment of port fees, care of the crew and providing ships with supplies.

Gadot’s fleet is subject to strict international regulation with regard to safety of shipping hazardous chemicals and environmental protection of the seas which mainly provide standards for ship conditions and maintenance and crew safety and training. In order to comply with these strict standards and to fulfill customer demand for compliance, all the ships used in Gadot’s fleet are double hulled and the tanks used for chemical storage are made of stainless steel, which reduces the danger of corrosion and leakage. All ships in the fleet are managed by companies with the experience and knowledge necessary to comply with such regulations and they are inspected by the relevant authorities at least once a year for deficiencies. If a ship is not in compliance with the standards, it is not permitted to set sail until all deficiencies are remedied.

In the first half of 2007 shipping prices generally rose, particularly in the ‘spot’ shipping assignments.  In the second half of 2007 prices stabilized, however the price of ship fuel continued to rise, which caused gross profit to decline compared with the first half of 2007. During 2008 the shipping prices gradually rose, although they decreased towards the end of the year. The price of ship fuel rose during the first half of 2008 and decreased substantially during the second half of the year. During 2009 the chemical carrier sector has been suffering from limited growth in demand and stagnant freight rates which resulted in decreased profitability.

There are a number of critical factors necessary for succeeding in the chemical shipping business, including:

•	managing a modern fleet of ships capable of transporting a variety of chemicals with a variety of different capacities in order to meet customer needs and strict regulation;

•	availability of ships on the various shipping lines;

•	professional operation of cargo, in order to increase efficiency and safety;

•
having a strategy of buying or leasing ships at low prices, while entering into long-term shipping contracts with customers at high prices, in order to minimize exposure to changes in the shipping market and to increase profitability;

•	creating and maintaining strategic relationships with key customers; and

•	cooperation with other companies operating in the field, in order to increase the number of ships working the same line or market and to penetrate new markets.

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

Most of Gadot’s shipping contracts are for periods of between one to five years, some with options to extend the term. The remainder of its contracts are made on an ad hoc basis. Gadot has two open term contracts that terminate only by consent of the parties. These shipping contracts are drafted according to a global standard called a “Tanker Voyage Charter Party” contract. These contracts state the shipping fee and quantity and provide other standard terms, such as type of goods, size, handling instructions, port of loading and off-loading, loading and off-loading time, late fees, time tables, jurisdiction and insurance. These contracts also incorporate by reference the provisions of certain standardized shipping contracts.

Gadot is not dependent on any single customer in this sector.

Gadot leases the vessels in its fleet according to “Time Charter Party” contracts, which provide for the lease of a ship together with its crew. These contracts are drafted according to a global standard, except for the specific terms, such as the lease period and fees. The average lease period of ships in the Gadot fleet is from one to three years, usually with an option to extend the term. The lease fee may fluctuate based on market conditions, or renewal or exit points in the contract. These contracts usually provide for the state of the vessel upon delivery to the lessee, maintenance requirements, indemnification to the owners, permission to sub-lease, insurance, inspection rights, compliance with technical specifications and jurisdiction. Sometimes such contracts include an option to purchase the ship at previously agreed terms. Vessels are operated commercially by the lessee, by designating shipping lines and cargo for the vessel, while the lessor operates the technical aspects of running the ship and crew.

Agency Services for Shipping Companies and Docked Ships

Gadot acts as a general agent for shipping companies and for ships docked in Israel. It is also the exclusive representative in Israel of large shipping companies.

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

Gadot currently owns 220 ISO-tanks and it leases additional ISO-tanks from external sources from time to time in order to meet customer demand. Gadot also leases ISO-tanks to third parties, which include heating systems and upper or lower off-loading apparatuses, as needed.

Logistical Operations in Europe

Gadot offers its customers logistical services for chemicals and hazardous materials in Western Europe, including off-loading and storage, filling barrels and containers, door-to-door transport and handling sensitive chemicals. Gadot provides full services to its customers throughout the whole supply chain.

The services provided by Gadot in this sector include:

•
Delivery - import and export of goods to and from Europe to other destinations around the world, including contracting with shipping companies, dealing with tax authorities, port release and documentation;

•	Storage - storage of customer’s materials in storage facilities, often under specialized conditions (such as temperature control, etc.);

•	Transport - complete door-to-door service, from arrival of goods in port, storage, packaging and delivery to final destination; and

•	Packaging - packaging of dry and liquid chemicals in barrels, containers or sacks.

Gadot has long-term leases of storage facilities in three countries for providing these services, with an aggregate area of approximately 180,000 square meters. These storage facilities maintain very high standards and Gadot is the only entity within the storage sector in Europe with facilities in several countries. This gives Gadot a considerable advantage over its competitors in this field. Gadot also contracts with land and sea transport companies to facilitate its logistical services.

Operating in this sector requires Gadot to obtain appropriate licenses from authorities and to maintain strict European standards for handling hazardous materials and for operating storage facilities. Stored chemicals are categorized by their hazard level and each facility has in place the appropriate approvals and restrictions for the relevant type of material. Regulation in this field changes from time to time and Gadot needs to constantly comply with such regulations.

This sector has experienced growth in recent years in Western Europe, since an increasing number of companies and manufacturers prefer to outsource their logistical operations due to the strict regulatory requirements. During 2009 this sector also suffered from the world recession as its customers reduced their logistical operations activities.

Some of the main criteria for success in this service sector are: (i) location of storage facilities near industrial factories or seaports, (ii) wide geographic spread of facilities and (iii) ability to provide quality service in an all-inclusive manner.

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

Gadot’s marketing and distribution efforts are conducted by Gadot’s sales people in each country whose goal is to locate potential customers for logistical services.

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

Logistical Operations in Israel

The logistical services provided by Gadot in Israel include:

•	land transport;

•	storage, loading and off-loading of materials; and

•	ISO-tank transportation;

Land Transport

Gadot offers land transport services to its customers for chemicals and other materials from Israeli ports to the customer’s factory, and vice versa. Land transportation from chemical plants outside of Israel to Gadot’s ships is provided by subcontractors.

Gadot currently owns a fleet of 50 tanker trucks and 76 trailers (of which 45 trailers are capable of transporting hazardous materials). The fleet of tanker trucks is generally in full use by Gadot, which occasionally is required to lease additional tanker trucks from other companies in order to fulfill demand. The trailer fleet is generally not in full use due to the number of tanker trucks Gadot owns and the highly specialized purpose of each trailer.

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

Gadot’s facility currently has 80 storage tanks with capacities of between 30 to 2,650 cubic meters, which are constantly maintained. The total storage capacity of these tanks is approximately 46,000 cubic meters. The facility also has a pipe loading system which allows for direct off-loading of liquid chemicals from a ship’s tank to a storage tank.

Energy

EAST MEDITERRANEAN GAS COMPANY S.A.E

EMG, an Egyptian joint stock company, organized in 2000 in accordance with the Egyptian Special Free Zones system, has been granted the right to export natural gas from Egypt to Israel, other locations in the East Mediterranean basin and to other countries. EMG has linked the Israeli energy market with the Egyptian national gas grid via an East Mediterranean pipeline with the first gas delivery occurring in May 2008. EMG is the developer, owner and operator of the pipeline and its associated facilities on shore in both the point of departure at El Arish, Egypt and the point of entry in Ashkelon, Israel. EMG signed the following gas supply contracts with its Israeli customers:

•
In late 2005, a contract was signed with the Israel Electric Corporation ("IEC") for 2.1 billion cubic meters ("BCM") annually over 15-20 years. The contract was amended on September 17, 2009. The total contracted gas supply to IEC is approximately 42 BCM and the total value of the contract is approximately $6 billion.

•
In December 2007, a contract was signed with Dorad Energy, Ltd. ("Dorad") (an independent power producer)  and was amended in July 2009. The contract determines that the duration of the gas supply will be for 17 years with an option to Dorad to extend the term for 5 more years. The total contracted gas supply is expected to be between 12.5 BCM to 16 BCM and the total annual amount of income is expected to be between $125 million to $150 million.

•
On October 19, 2009, EMG entered into three contracts with respect to three combined cycle cogeneration plants: Ashdod Energy Ltd.; Ramat Negev Energy Ltd., and Solad Energy Ltd. with a total production capacity of 270 Megawatts and 240 tons of steam per hour. The contracts provide for gas deliveries over an 18 year contract period.

•
In November 2009, a contract was signed with Haifa Chemicals South Ltd., for gas supply for its industrial uses. The total value of the contract will be between $70 million to $100 million, over a contract term of 5-8 years. The gas delivery will start in the second quarter of 2010.

•	In December 2009, a contract was signed with Makhteshim-Agan for gas supply for its industrial uses over a contract term of 5 years. The gas delivery is scheduled to begin in the middle of 2010.

 In June 2009, EMG and its upstream supplier in Egypt entered into an amendment (“Amendment”) to the Gas Sales & Purchase Agreement (“GSPA”) with regard to repricing gas sold to EMG. The Amendment to the GSPA includes price increases, periodic price adjustments and new gas delivery targets. Subsequently, EMG entered into negotiations with both of its then contracted clients, IEC and Dorad, in order to amend their contracts to reflect the provisions contained in the Amendment. The Dorad amendment was signed in July 2009 and the IEC amendment was signed on September 17, 2009 and received all required approvals by the IEC in February 2010.

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

In May 2008, the Government of Egypt adopted legislation that purports to revoke the tax free status of existing free zone companies operating in the iron, cement, steel, petroleum, liquefaction and transport of natural gas industries. The legislation, by its terms, would apply to EMG. Ampal understands that the impact of this change in law would be to impose a 20% tax on EMG’s net future income. It is not clear to what extent the legislation will be enforced or whether it is valid under Egyptian legal principles. The legislation is, to Ampal's understanding, unusual, and it is not clear whether EMG will be successful in its negotiations and therefore what, if any, impact the legislation will ultimately have on EMG.

On November 29, 2007, Ampal and the Israel Infrastructure Fund ("IIF"), leading a group of institutional investors ("Investors"), purchased a 4.3% interest in EMG, through Merhav Ampal Energy Holdings, LP, an Israeli limited partnership (the “Joint Venture”), from Merhav for a purchase price of approximately $95.4 million, using funds provided by the Investors. In addition to the Joint Venture’s purchase from Merhav, Ampal contributed into the Joint Venture an additional 4.3% interest in EMG already held by Ampal. The Joint Venture now holds a total of 8.6% of the outstanding shares of EMG. Ampal’s contribution was valued at the same price per EMG share as the Joint Venture’s purchase. This amount is equivalent to the purchase price (on a per share basis) paid by Ampal for its December 2006 purchase of EMG shares from Merhav.

As of December 31, 2009, the Company’s Financial Statements reflect a 16.8% interest in shares of EMG, with 8.2% held directly and 8.6% held through the Joint Venture (of which Ampal owns 50%). For more information concerning our interest in EMG, please see “Item 7 - Management Discussion and Analysis of Financial Condition and Results of Operations” below.

Global Wind Energy Ltd. ("GWE")

Merhav Ampal Energy Ltd. (“MAE”) and Clal Energy, LP (“Clal”), an Israel-based limited partnership, formed GWE, a company that focuses on the new development and acquisition of controlling interests in renewable energy, including wind energy projects outside of Israel. GWE is owned equally by Clal and the Company through MAE, seeks to either develop or acquire wind energy opportunities with a goal of establishing at least 150MW of installed capacity until the middle of 2011. GWE’s current projects are the development of wind farms in Greece and Poland. In January 2010, GWE received a production license for its 42MW wind farm in Greece. The Company has approved a Euro 25 million investment budget for these projects.

As of December 31, 2009, the Company has invested $2.9 million in GWE.

Telecommunications

012 SMILE TELECOM LTD. ("012 Smile")

General

Following the 012 acquisition, 012 Smile has become a leading provider of communication services in Israel, offering a wide range of broadband and traditional voice services. 012 Smile's broadband services include broadband Internet access with a suite of value-added services, specialized data services and server hosting, as well as new innovative services such as local telephony via voice over broadband ("VoB") and a WiFi network of hotspots across Israel. Traditional voice services include outgoing and incoming international telephony, hubbing, roaming, signaling and calling card services. 012 Smile services residential and business customers, as well as Israeli cellular operators and international communication services providers through its integrated multipurpose network, which allows 012 Smile to provide services to almost all of the homes and businesses in Israel. In our description of 012 Smile’s business operations, the term "012" refers to the business of 012 that was acquired by 012 Smile.

Broadband Internet Access

012 is one of Israel’s three leading ISPs providing high speed broadband access to the Internet via ADSL and cable networks.  012 offers high-speed continuous access connections employing digital leased lines at various bandwidths. 012 offers broadband access at speeds of up to 100 Megabits per second. In addition to Internet access, 012 offers a diverse suite of value-added services that are incremental to its core Internet access service, which focus on enhancing 012's customers’ Internet experience by providing additional features and applications and by increasing access security.

012 provides its residential Internet access customers a suite of value-added services, including: e-mail, global remote access, unified messaging, wireless and wired home networking, parental content filtering, security services (e.g., firewalls, anti-virus and anti-spam), online backup and content services.

012 provides its business Internet access customers a suite of value-added services, including: security services (e.g., firewalls, anti-virus and anti-spam), e-mail (including multiple and large mailboxes and domains), VPN services, enterprise, procurement and integration services, IP roaming, unified messaging and networking, wireless and wired links and online backup.

Specialized Data Services

012 provides specialized data services to bandwidth-intensive organizations and international carriers, allowing them to transmit electronic data from point to point or from point to multi-points.  012's fee structure for these services depends on three main factors: volume of capacity, distance and the type of technology used. Most services are provided under one to two year contracts.

VoB Services

As of December 31, 2009, 012 had approximately 135,000 VoB local telephony lines.  012 offers this service in accordance with a license issued by the Ministry of Communications to its wholly owned subsidiary 012 Telecom Ltd. 012's VoB local telephony customers can make and receive calls using a standard telephone plugged into a specialized VoB unit that can be used almost anywhere where a reliable broadband Internet connection is available.  012 transmits these calls using VoIP technology, which converts voice signals into digital data packets for transmission over the Internet and provides service by using customers’ existing broadband Internet connections.

PRI Services

012 offers primary rate interface ("PRI") services to business customers, which offer high quality point-to-point PRI ISDN communications lines, over which up to 30 calls can be transferred simultaneously. This service is primarily used by large corporate customers, including some of Israel’s largest corporations.  This service is offered in accordance with a license issued by the Ministry of Communications.

IP-TRUNKING Services

012 offers its business customers IP-TRUNKING services, which provide interconnections between service providers using session initiation protocol ("SIP"). This service offers high quality point-to-point IP communications lines, over which up to 60 calls can be transferred simultaneously.

IP Centrex

012 offers its business customers an IP-based PBX, or telephone switching system, which connects to the customer through a broadband connection, IP Central Office Exchange Service or IP Centrex, and offers VoIP and other IP-based services as well as connectivity to the regular telephone system.  Among the IP-based services offered are 4-digit internal calling, web-administration portal, free calls between different branches world-wide, conference bridging, interactive voice response, or IVR (auto attendant), call hold, call transfer, last number look-up and redial, call forward and three-way calling.  This service is offered in accordance with a license granted by the Ministry of Communications.

Server Hosting and Co-location Services

012 operates three server hosting facilities with approximately 16,000 square feet of space.  The most recent hosting facility, opened in June 2007, is designed to provide and support the most advanced set of communications services that house web servers and related software and provide connectivity to the Internet for business customers.  Many customers utilize 012's services to manage their web servers, which generate a considerable amount of traffic, ranging from thousands to hundreds of thousands of hits a day.  Clients are able to configure and operate their servers remotely and save on router, Internet connection, security system and network administration costs.  012 also offers co-location services to its business customers at its server hosting facilities.  As part of 012's co-location services, it houses the back-up servers used by businesses to ensure that their systems do not lose data or suffer a lengthy interruption of service because of a power outage, computer fault, or other reasons.  012 supplies power, lights, network bandwidth and the physical security of the site, and its facilities have multiple power backups that are able to provide power during lengthy power outages.

WiFi Network

012 currently operates a comprehensive network of hotspots covering hotels, hospitals, other public areas and all commercial airports throughout Israel. 012 has entered into contracts with many of the entities that sponsor the service in their facilities or communities and are the exclusive provider on their premises.  Many of these contracts provide for revenue sharing arrangements. 012 also provides open public access WiFi services throughout central Jerusalem.

Traditional Voice Services

012 offers traditional voice services to residential and business customers throughout Israel and to international carriers and local cellular operators. 012 is one of the three largest international telephony services providers in Israel, providing global international telephony services through direct connections with approximately 90 carriers.

012's outgoing international telephony services to its residential and business customers include direct international dialing services, international and domestic pre-paid and post-paid calling cards and call-back services. In addition, 012 offers its business customers international toll-free numbers and its 012 Mobile service. 012 Mobile is an international cellular service offering fixed rates on calls from anywhere in the world. 012 offers incoming international telephony services to international carriers, which include termination services for telephone calls originating outside of Israel.

012 provides hubbing-traffic routing between approximately 90 network operators. Hubbing is defined as a system architecture where several network operators connect to a peering point, or a hub, from where they are rerouted.

012 provides roaming and signaling services for cellular operators. Signaling messages indicate a mobile user’s location while roaming within Israel through 012's signal transfer point ("STP"), or when traveling abroad. 012 bills the cellular operators based on the number of signaling messages sent and received.

Regulatory Environment

012 operates in a highly regulated industry in Israel, which has undergone significant changes in the past decade, transitioning from a slow moving market, with a single state-owned carrier, Bezeq, to one that, although still highly-regulated, has grown rapidly and is highly competitive in nearly every segment. The Ministry of Communications has mandated an “open access” policy, which requires Bezeq and HOT, the incumbent local cable provider, to provide access to their infrastructure, including last-mile access to homes and offices. The Ministry of Communications has also adopted a policy to encourage new entrants into the communications market, which has led to increased competition in the market. 012 faces competition in all segments of its operations and it believes it maintains its competitive position based on the quality of its services and competitiveness of its price.

In March 2008, the Gronau Committee, which was appointed by the Ministry of Communications to consider and recommend the best means to promote further sustainable competition in the Israeli communications market, issued its recommendations to the Minister of Communications. The Gronau Committee’s recommendations call for several structural changes within the communications markets, including local loop unbundling of Bezeq’s infrastructure, which, if accepted and implemented, would allow 012 to compete in the IPTV (Internet Protocol Television) sectors and improve its competitive position in the VoB business market, while worsening 012's position in other segments, by allowing the cellular operators in Israel to compete in the traditional long distance telephony market.

The table below lists 012's current licenses that were granted to it, the type of services 012 offers under each of such licenses and their respective terms.

License	Services Provided	Expiration Date

International telephony license (general license)	Voice • Outgoing and incoming international telephony services • International calling cards services Specialized data services	January 2030 with possible extensions for 10 years each
VoB and DFL license (general license)	Local data and voice services • Local telephony using VoB access • Local telephony using dedicated lines based on PRI services Local infrastructure and data services	December 2025 with possible extensions for 10 years each

License	Services Provided	Expiration Date

WiMAX technology experimental license	Broadband, data, international and local voice service based on the WiMAX infrastructure	The experimental license for the city of Sderot and the Negev area will expire in September 2010
Endpoint Network Services	Supply, install, operate and maintain all types of endpoint network equipment, including central switchboards, telephone cables, connection closets, etc.	December 2014
VoBoC experimental license	A special license to conduct a marketing experiment that will examine the provision of domestic telephony services using the innovative VoBoC technology	March 2010

Each license requires 012 to adhere to certain requirements, which include the scope of services to be provided under the license, the amount of royalties to be paid to the Ministry of Communications, technical standards employed by 012 in providing the services, maintenance and support procedures and protocols, 012's communications with customers and information to be provided to the Ministry of Communications on a regular basis.

Market Share

As of December 31, 2009, 012 estimated that its market share of the international telephony market was 34%, based on the number of incoming and outgoing minutes in Israel. 012 estimated that its market share of the broadband Internet access market as of December 31, 2009 was approximately 32% - 33%, based on its broadband market analysis. As of December 31, 2009, 012 provided services to approximately one million registered household customers and approximately 90,000 registered business customers. 012's enterprise customer base consists of many of Israel’s leading companies, including 62 of the 100 largest companies in Israel (as determined by Dun & Bradstreet), which includes the two largest Israeli banks and the Government of Israel.

The Israeli communications market is led by five main groups: (i) 012 (ii) The IDB Group (iii) Bezeq (iv) Hot and (v) Partner. Each group has interests in the following communications sectors:

•
ISP market. The three largest ISPs in Israel are 012, Netvision 013 Barak (a company owned by The IDB Group) and Bezeq International (a company owned by Bezeq), which collectively control substantially all of the Israeli broadband Internet access market.

•
International long distance market. There are currently three dominant competitors in the market: 012, NetVision 013 Barak and Bezeq International. The fourth competitor, Xfone, has a minor share of the market.

•
Fixed-line communications market. Bezeq, which traditionally controlled the fixed-line communications market, controls approximately 78.2% of the residential fixed-line communications market and 85.8% of the business fixed-line communications market as of November 2009. According to a new format for measuring market share introduced in November 2009 by a committee appointed by the Ministry of Communications, Bezeq’s market share based on normative income is 76.9% for regular lines and 80.8% for traffic lines. In 2001 the Ministry of Communications issued to 012 a point-to-point fixed-line special license for data services. In 2003 the Ministry of Communications issued a license to HOT for fixed-line communications. In December 2005 012 Telecom, a fully owned subsidiary of 012, was granted a license (which superseded 012's point-to-point fixed-line special license for data services). Similar licenses have been issued to Globalcall and Cellcom, both subsidiaries of the IDB Group, and Partner, which is a major cellular operator unaffiliated with any of the three main telecom groups. Recently, Bezeq International, a subsidiary of Bezeq has also received a similar license. According to the policy of the Ministry of Communications, since Bezeq’s market share of domestic fixed-line telephony in a particular customer segment (business or private) has fallen below 85%, Bezeq’s license is in the process of being amended and it has started the process to obtain approval to market bundled services, which could potentially include local and international telephony, broadband Internet access, Internet service provider services, cellular services and multi-channel TV. The Minister of Communication’s decision whether to approve Bezeq's marketing a basket of services will be based on the status of competition in the applicable telecommunications sector and is likely to be subject to conditions set forth by the Ministry of Communications.

•
Cellular services. There are four companies presently providing cellular service in Israel: Cellcom, a subsidiary of The IDB Group, Partner, Pelephone, a wholly-owned subsidiary of Bezeq, and MIRS Communications Ltd.

Network and Technology

012's multi-purpose network supports broadband and traditional voice services across Israel, as well as dial-up, ADSL, ISDN and cable broadband services. 012's network infrastructure is designed to provide customers with reliability and throughput, while minimizing 012's costs through efficient use of its international and domestic infrastructure. Reliability is primarily achieved through redundancy in mission critical systems, minimizing the number of single points of failure, that is, points where the failure of a single component of the network could interrupt service to customers. Throughput is achieved by deploying robust systems, diverse network architecture, multi-peered Internet backbone connections, efficient load balancing and high-speed switching cores. Efficient bandwidth allocation and management is achieved through constant monitoring of Internet traffic and web caching that optimizes the flow of traffic through 012's multiple Internet connections.

        In order to optimize the performance of 012's network and support systems, 012 consistently utilizes some of the most specialized and advanced communication technologies, software and equipment, working with vendors such as Amdocs, BroadSoft, Checkpoint, Cisco, Hewlett-Packard, IBM, Juniper, Microsoft, Nortel and PeopleSoft.

ISP Network Infrastructure

012's ISP network infrastructure is built on the basis of three tiers: core, aggregation and access.

Core. The core tier of the network is built around three backbone datacenters (one in Tel Aviv and two in Petach-Tikva, all in central Israel).  These three main sites are interconnected using a dense wavelength division multiplexing optical ring, which provides a total of 20 Gigabits per second bandwidth between the sites.  The connection that links the devices to the core tier uses 10 Gigabit Ethernet technology.  Each datacenter in itself is built in a multiple star topology (either dual star or triple star) in order to achieve multiple levels of reliability.  The network fully supports multi protocol label switching ("MPLS"), which enables 012 to ensure quality of service for critical applications and utilize advanced techniques, such as traffic engineering and service level agreements ("SLAs"). MPLS also plays a crucial role in offering value-added services to business customers, such as VPN access.

The core edge is where 012's network interconnects with other ISP networks that are either operated by other ISPs in Israel or international upstream providers. 012 is directly connected to all the other major Israeli ISPs as well as to the Israeli Internet Exchange (IIX). 012's network edge spans to two of the world’s largest Internet hubs where it co-locates edge routers in order to peer with upstream providers.  Those hubs are in London and Frankfurt. This international and local reach of 012's network is designed to assure both geographical redundancy and efficient routing.

012 has approximately 10 Gigabits of Internet connection capacity between Israel and Europe, and a local Internet connection capacity of 40 Gigabits. 012 continuously monitors capacity demands on its network and expands network resources ahead of market demands.  012 operates a 24 hour, seven days a week, 365 days a year, network operations center staffed with trained operators who utilize advanced monitoring hardware and software systems to ensure that the quality of its service meets the standards provided in its SLAs, and immediately handle faults if those occur.  012's network operation center monitors network traffic, quality of service and security issues, as well as the performance of the equipment located at each of our various datacenters and points of presence.

Aggregation. The aggregation tier aggregates the access tier into the core backbone using MPLS technology and 10 Gigabit Ethernet links. This tier is based on carrier grade Ethernet switches in a fully redundant topology.

Access. 012's tiered network enables access between different network functions providing customers with three major connectivity options to access its network:

•	Broadband access: provided through either Bezeq, the incumbent local telephony operator, offering ADSL lines, or by HOT, the incumbent local cable provider that offers cable-modem access.

•
Leased line access: provided through third party transmission providers.  Our leased line offerings include Frame Relay, E1, DS3, and Fast Ethernet lines.  All business customers using this access are connected through dedicated routers in order to provide the highest level of service.

•	Wireless access: provided to customers that are located within close proximity to one of our PoPs or requiring point to point or point to multi-point connectivity.

International Telephony Switching Systems

Through its international telephony switching systems, 012 has connections with international carriers in North America, South America, the Middle East, Western Europe, Eastern Europe, Asia and Africa. 012's intelligent network platforms provide it with post and pre-paid services and international toll free services.  These platforms give 012 the ability to build new services without using a vendor’s intervention. 012's platforms also give it the ability to connect with other telecommunications providers using IP connections as well as legacy time division multiplexed, or TDM, connections.

012's international telephony services are provided to and from Israel by means of four marine communications cables designed for the rapid transfer of large capacity content. Most of the communication traffic to and from Israel is routed via the Lev and Med Nautilus submarine cable systems whose capacity far exceeds that of the other two cables, Emos-1 and CIOS. 012 uses this infrastructure to provide its international telephony services under agreements with the owners of the rights to these cables.

Transmission Network

An independent transmission infrastructure is used in order to connect 012's sites. The network is based on an X Display Manager platform at the core and a service delivery management platform at the edge. All elements are actively controlled and managed with network specific software.

012's network implements Dense Wavelength Division Multiplexing  over leased fibers throughout its sites utilizing up to 32 wavelengths (of which currently eight are being utilized) providing Gigabit Ethernet and SDH STM-16 connectivity between the sites.

012 provides broadband services from its Israeli sites in Petach-Tikva and Tel Aviv, which interconnect with both international and domestic carriers. 012 also has PoPs in Europe (London and Frankfurt) and the United States (New Jersey). These five sites create a multi-technology, multi-service, fully redundant network.

012's IP network is able to ensure the proper quality of service for each application. This has enabled 012 to use the same IP network to support its international telephony operations as well as its Internet operations.  In order to increase its voice network reach, 012 installed a VoIP gateway at its facility in Frankfurt. This gateway enables 012 to transmit calls in a more cost efficient manner between Israel and Europe. 012 intends to install such gateways at its other international facilities.

In order to generate warnings, the anti-fraud system relies on a set of filters. Those filters are manually defined by 012's anti-fraud team. 012's anti-fraud operation center is manned 24 hours a day, 365 days a year. The anti-fraud team investigates every warning message produced by the system. Because of the high level of sophistication of telephony hackers, the filters are updated manually and on regular basis to answer any new threat that hackers may devise and to make sure that our usage policy of the telephony system is imposed.

VoIP Local Call System

012's integrated VoIP local call system has been designed to provide smooth scalability.  012 has a class 4 switch in Petach-Tikva using a media gateway that enables connections under European and U.S. standards and SIP, and ISDN user port signaling.  This platform gives 012 the ability to connect with other communications providers using IP connection as well as legacy TDM connection.

012 has a class 5 switch in Petach-Tikva with enhanced Internet access that enables customers to change and operate features of their telephone line by themselves.  The platform offers a wide range of services including IP Centrex multimedia, IP infrastructure and security, provided by specialized routers, firewalls and a session boarder controller.

Strengths

012 relies on the following competitive strengths to maintain and enhance its position as a leading communication services provider in Israel:

•	Significant market share. 012 has a diversified residential and business customer base and it believes it has a leading market share in Israel in the broadband and the traditional voice markets.

•
High level of brand recognition. 012 believes its brands are among the most recognized and respected consumer brands in Israel, are associated with reliability and quality of service and provide it with a strong platform for the introduction of new services and expansion into new market segments.

•
Wide range of services offered on 012's advanced multipurpose network infrastructure. 012's wide range of services allows it to offer customized voice and data services that address the specific communications needs of its customers, attracts new customers and solidifies its market position by cross-selling to existing customers and thus increasing revenues per subscriber. 012's services are offered to its customers on an individual basis or as part of a bundle of multiple services.

•
Demonstrated ability to capitalize on the evolving communications technology landscape. 012 believes that it is positioned to capitalize on technological changes and trends in the dynamic communications environment. Over the past five years, 012 has continually expanded its offerings to include advanced broadband services, such as VoB and WiFi.

Marketing, Sales and Customer Services

 012's focus is to present a “one-stop shop” solution to its residential and business customers by offering a diverse basket of solutions and a unique service experience in a competitive environment.  012 seeks to strengthen its brand awareness and to create a unified branding approach among its voice and data customers for its various service offerings.  012 also actively promotes and cross-sells its services to existing customers with special bundled offerings aimed at servicing their communications needs and enhancing customer loyalty. This marketing and communications strategy is executed through all levels of 012's business. Marketing teams target the business and residential sub-sectors separately. Each marketing team includes specialists who focus on marketing communications and product development and has an economics control manager who ensures that all marketing activities are cost effective.

012's sales and customer service functions are carried out by separate service centers that respond to calls from residential and business customers.  012 services its customer groups through dedicated multi-language call center personnel and multi-language technical support staff.  The business service center is responsible for sales and customer care for the business sector.  012's business service center’s marketing and sales force has three areas of focus: broadband access, traditional voice and specialized data services.

Technical support is available to all residential and business customers on a 24-hour basis. Customers can obtain customer support by telephone, e-mail or fax. 012 also publishes printed reference materials and maintain comprehensive descriptions of its customer care services on its website as well as troubleshooting tips and configuration information.

Real Estate

BAY HEART LTD. (“BAY HEART”)

Bay Heart was established in 1987 to develop and lease a shopping mall by the name of Cinemall (the “Mall”) in the Haifa Bay area. Haifa is the third largest city in Israel. The Mall, which opened in May 1991, is a three-story facility with approximately 280,000 square feet of rentable space. The Mall is located at the intersection of two major roads and provides a large mix of retail and entertainment facilities, including seven movie theaters. In 2008, the Mall completed extensive renovations, including the construction of a new complex of 23 movie theaters and entertainment facilities.

Leisure-Time

COUNTRY CLUB KFAR SABA LTD. (“KFAR SABA”)

Kfar Saba operates a country club facility (the “Club”) in Kfar Saba, a town north of Tel Aviv. Kfar Saba holds a long-term lease to the real estate property on which the Club is situated. The Club’s facilities include swimming pools, tennis courts and a club house.

The Club, which has a capacity of 2,000 member families, operated at capacity for the 2009 season. The Company owns 51% of Kfar Saba.

EMPLOYEES

The executive officers of Ampal are listed in “Item 10” below.

As of December 31, 2009:

•	Ampal (Israel) Ltd. and Merhav Ampal Energy Ltd. had 30 employees;

•	Gadot, a wholly owned subsidiary of Ampal, had 645 employees; and

•	Country Club Kfar Saba Ltd. had 6 employees and 97 hourly based employees.

•	Following the acquisition of 012 in January 2010, 012 Smile, an indirect wholly owned subsidiary of Ampal, had 493 full-time employees and 1,264 part-time employees.

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

TAX INFORMATION

Ampal (to the extent that it has income derived in Israel) and Ampal’s Israeli subsidiaries are subject to taxes imposed under the Israeli Income Tax Ordinance. The corporate tax rate in Israel is 26% for the 2009 tax year and 25% for the 2010 tax year. Following an amendment to the Israeli Income Tax Ordinance, which was published on July 23, 2009 (“Amendment No. 171”) , the corporate tax rate is scheduled to be reduced as follows: 24% for the 2011 tax year, 23% for the 2012 tax year, 22% for the 2013 tax year, 21% for the 2014 tax year, 20% for the 2015 tax year and 18% for the 2016 tax year and thereafter. The Israeli tax rate on capital gains derived by a corporation after January 1, 2003, is generally 25% for the 2009 tax year and is scheduled to be equal to the corporate tax rate for future tax years. However certain exemptions from capital gains tax may apply to non-Israeli resident corporations.

A tax treaty between Israel and the United States became effective on January 1, 1995 (“the Treaty”). The Treaty has not substantially affected the tax position of the Company in either the United States or in Israel.

Under Israeli domestic law Ampal, as a non-resident, is generally subject to withholding tax at a rate of 25% on dividends it receives from Israeli companies (20% for dividends received after January 1, 2006, under certain circumstances). This rate may be reduced to either 15% or 12.5%, (under Israeli law and/or the provisions of the Treaty), depending on the ownership percentage in the investee company, and on the type of income generated by such investee company from which the dividend is distributed (by contrast, dividends received by one Israeli company from another Israeli company are generally exempt from Israeli corporate tax, unless (i) they arise from income generated from sources outside of Israel, in which case they are generally subject to tax at a rate of 25%/ corporate tax rate (certain tax credits may be available for tax paid or withheld at source) or (ii) they are paid out of the profits of an “approved enterprise” to either residents or non-residents, in which case tax is withheld at a rate of 15%).

Pursuant to an arrangement with the Israeli tax authorities, Ampal’s income from Israeli sources has been taxed based on principles generally applied in Israel to income of non-residents. Ampal has filed agreed upon tax returns with the Israeli tax authorities through the tax year 2008. Based on the tax returns filed by Ampal through 2008, it has not been required to make any additional tax payments in excess of the tax withheld on dividends it has received. In addition, pursuant to Ampal’s arrangement with the Israeli tax authorities, the aggregate taxes paid by Ampal in Israel and in the United States on interest, rent and dividend income derived from Israeli sources has not exceeded the tax which would have been payable by Ampal in the United States had such interest, rent and dividend income been derived by Ampal from United States sources. There can be no assurance that this arrangement will continue to be in effect in the future. This arrangement does not apply to taxation of Ampal’s Israeli subsidiaries.

Generally, under the provisions of the Israeli Income Tax Ordinance, taxable income from Israeli sources paid to non-residents of Israel by residents of Israel is subject to withholding tax at the rate of 25%, unless a specific exemption is available. However, such rate of withholding tax may be reduced under the Treaty, with respect to certain payments made by Israeli tax residents to US tax residents that qualify for benefits of the Treaty. For example, under the Treaty, the rate of withholding tax applicable on interest is generally reduced to 17.5%. Amendment No. 169 to the Israeli Income Tax Ordinance, effective from January 1, 2009, introduced an exemption from Israeli tax on interest paid to non-residents of Israel on bonds traded on the Tel Aviv Stock Exchange, provided certain conditions are met. The continued tax treatment of Ampal by the Israeli tax authorities in the manner described above is based, among other things, on Ampal continuing to be treated, for tax purposes, as a non-resident of Israel that is not doing business in Israel.

Under Israeli law, Israeli tax residents are taxed on capital gains generated from sources in Israel or outside of Israel, whereas non-residents are taxable only with respect to gains generated from sources in Israel unless a specific exemption is available or unless a tax treaty between Israel and the shareholder’s country of residence provides otherwise. Capital gains are generally regarded as being from Israeli sources if arising from the sale of assets either located in Israel or which represent a right to assets located in Israel (including gains arising from the sale of shares in companies resident in Israel, and of rights in non-resident entities that mainly represent ownership and rights to assets located in Israel, with regard to such assets). Under the Treaty, US tax residents are subject to Israeli capital gains tax on the sale of shares in Israeli companies if they have held 10% or more of the voting rights in such companies at any time during the 12 months immediately preceding the sale. Since January 1, 1994, the portion of the gain attributable to inflationary differences prior to that date is taxable at a rate of 10%, while the portion of the gain attributable to inflationary differences between such date and the date of disposition of the asset is exempt from tax. Non-residents of Israel may elect to compute the inflationary portion of the gain based on the change in the rate of exchange between Israeli currency and the foreign currency in which the shares were purchased, rather than the change in the Israeli consumer price index. If such election has been made by non-residents of Israel, they may be exempt from the 10% tax on the inflationary gain mentioned above, with respect to the sale of shares in companies that are considered Israeli tax residents. However, beginning January 1, 2006, the section of the Israeli Tax Ordinance under which the regulations providing such tax exemption to non-Israeli residents were promulgated, was rescinded. It is therefore unclear whether this exemption shall continue to be applicable. The remainder of the gain (“Real Capital Gain”), if any, is taxable to corporations at the corporate tax rate. However, Real Capital Gains realized by corporations from the sale of capital assets that had been acquired prior to January 1, 2003 shall be apportioned on a linear basis to the periods before and after the same date, namely - the portion of the gain attributed to the period before January 1, 2003 shall be subject to tax at a rate equal to the corporate tax rate in effect at the time of the sale (in 2009 – 26%), whereas the portion of the gain attributed to the period after January 1, 2003 shall be taxed at the rate of 25%. Special rules apply with respect to listed securities.

Foreign corporations are generally exempt from tax on gains from the sale of shares in publicly traded companies if the capital gain was not generated from their permanent establishment in Israel. Following an amendment to the Israeli Income Tax Ordinance, which came into effect on January 1, 2006 ("Amendment No. 147"), a broader exemption was introduced under domestic law for non-residents regardless of their percentage holding in an Israeli company (not holding real estate rights) to include capital gains from the sale of securities (even where not traded in Israel), which are purchased between July 1, 2005 through December 31, 2008, provided certain conditions are met. Amendment No. 169 to the Israeli Income Tax Ordinance, effective from January 1, 2009, expanded the earlier exemption from Israeli capital gains tax so that it applies to shares in a non-publicly traded Israeli company acquired on or after January 1, 2009 by any foreign resident investors, provided certain conditions are met. However, according to Section 68A(a) of the Israeli Income Tax Ordinance, non-Israeli corporations are not entitled to any such exemption from Israeli capital gains tax if Israeli residents (i) have a controlling interest of 25% or more in such non-Israeli corporation, or (ii) are the beneficiaries or are entitled to 25% or more of the revenues or profits of such non-Israeli corporation, whether directly or indirectly.

Individuals and companies in Israel pay value added tax (“VAT”) at a rate of 16% (the VAT rate is scheduled to be reduced to 15.5% for the 2011 tax year and thereafter) of the price of assets (excluding shares) sold and services rendered. In computing its VAT liability, certain of Ampal’s Israeli subsidiaries may be entitled to claim as a deduction input VAT they have incurred with respect to goods and services acquired for the purpose of their business, to the extent such transactions are subject to VAT.

UNITED STATES FEDERAL TAXATION OF AMPAL

Ampal and its United States subsidiaries (in the following discussion, generally referred to collectively as “Ampal U.S.”) are subject to United States taxation on their taxable income, as computed on a consolidated basis, from domestic as well as foreign sources. The gross income of Ampal U.S. for United States tax purposes includes or may include (i) income earned directly by Ampal U.S., (ii) Ampal U.S.’s pro rata share of certain types of income, primarily “subpart F income” earned by certain Controlled Foreign Corporations in which Ampal U.S. owns or is considered owning 10 percent or more of the voting power, and (iii) Ampal U.S.’s pro rata share of ordinary income and capital gains earned by certain Passive Foreign Investment Companies in which Ampal U.S. owns stock, and with respect to which Ampal has elected that such company be treated as a Qualified Electing Fund. Subpart F income generally includes, among other things, certain dividends, interest, royalties, rents, and capital gains. Since 1993, the maximum federal rate applicable to domestic corporations is 35%.

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

Ampal U.S. is generally entitled to claim as a credit against its United States income tax liability all or a portion of income taxes or of taxes imposed in lieu of income taxes, paid to foreign countries. If Ampal U.S. receives dividends from a non-US corporation in which it owns 10% or more of the voting stock, Ampal U.S. is treated (in determining the amount of foreign income taxes paid by Ampal U.S. for purposes of the foreign tax credit) as having paid the same proportion of the foreign corporation’s post-1986 foreign income taxes as the amount of such dividends bears to the foreign corporation’s post-1986 undistributed earnings.

In general, the total foreign tax credit that Ampal U.S. may claim is limited to the same proportion of Ampal U.S.’s United States income taxes that its foreign source taxable income bears to its taxable income from all sources, US and non-US. This limitation is applied separately with respect to passive and active items of income, which may further limit Ampal’s ability to claim foreign taxes as a credit against its U.S. tax liability. The use of foreign taxes as an offset against United States tax liability is further limited by certain rules pertaining to the sourcing of income and the allocation of deductions. As a result of the combined operation of these rules, it is possible that Ampal U.S. elects under relevant tax rules to deduct the foreign taxes, in lieu of claiming such taxes as a foreign tax credit.

Ampal U.S. may also be subject to the alternative minimum tax (“AMT”) on corporations. Generally, the tax base for the AMT on corporations is the taxpayer’s taxable income increased or decreased by certain adjustments and tax preferences for the year. The resulting amount, called alternative minimum taxable income, is then reduced by an exemption amount and subject to tax at a 20% rate. As with the regular tax computation, AMT can be offset by foreign tax credits as well as net operating losses (“NOL”), both of which are separately calculated under AMT rules.  The AMT NOL is generally limited to offsetting 90% of the alternative minimum taxable income.

Available information

We maintain a website at www.ampal.com.  We make available on our website under “Investor Relations” - “SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials with the Securities and Exchange Commission.

FORWARD-LOOKING STATEMENTS

This Report (including but not limited to factors discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this Report) includes forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to the Company that are based on the beliefs of management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this Report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events or future financial performance of the Company, the outcome of which is subject to certain risks and other factors which could cause actual results to differ materially from those anticipated by the forward-looking statements, including among others, the economic and political conditions in Israel, the Middle East, including the situation in Iraq, the impact of the credit crisis and in the global business and economic conditions in the different sectors and markets where the Company’s portfolio companies operate. These risks and uncertainties include, but are not limited to, those described in “Item 1A - Risk Factors” and elsewhere in this Report and those described from time to time in our future reports filed with the Securities and Exchange Commission.

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

Risks Associated with Ampal

Because most of the companies in which we invest conduct their principal operations in Israel, we may be adversely affected by the economic, political, social and military conditions in the Middle East.

Most of the companies in which we directly or indirectly invest have principal operations that are Israel-related. We may, therefore, be directly affected by economic, political, social and military conditions in the Middle East, including Israel’s relationship with the Palestinian Authority and Arab countries. In addition, many of the companies in which we invest are dependent upon materials imported from outside of Israel. We also have interests in companies that import and export significant amounts of products to and from Israel. Our existing 100% stake in Gadot (99.99% on a fully diluted basis), our existing 16.8% stake in EMG (8.6% of which is held by the Joint Venture, of which Ampal owns 50%), an Egyptian joint stock company, and our existing 100% stake in 012 Smile, together represent a substantial portion of our investment portfolio and may be particularly sensitive to conditions in the Middle East. Accordingly, our operations could be materially and adversely affected by acts of terrorism or if major hostilities should continue or occur in the future in the Middle East or trade between Israel and its present trading partners should be curtailed, including as a result of acts of terrorism in the United States. Any such effects may impact our value and the value of our investee companies.

Hamas, an Islamist movement, won the majority of the seats in the Parliament of the PA in January 2006 and took control of Gaza by force in June 2007. During the summer of 2006, Israel waged a war with the Hezbollah movement in Lebanon, which involved thousands of missile strikes in Northern Israel. Between June 2007 and December 2008, thousands of missiles were fired from Gaza at population centers in southern Israel, leading to an armed conflict between Israel and Hamas in January 2009. In the meantime, Iran has threatened to attack Israel and is widely believed to be developing nuclear weapons. This security situation has had an adverse effect on Israel’s economy, primarily in the relevant geographic areas. Although we do not believe that this situation has had a material adverse effect on our business or financial condition, if such situation resumes and/or escalates, the adverse economic effect may deepen and spread to additional areas and may materially adversely affect the Company and its subsidiaries’ business and financial condition.

Changes in the purchase price allocation for the 012 transaction may adversely affect the pro forma financial information included in our report on Form 8–K/A filed on December 12, 2009 and our financial statements going forward.

As part of the acquisition of the business of 012, we have prepared a preliminary purchase price allocation for allocating the consideration of the asset purchase transaction to specific assets of 012.  This is a complex process and can be finalized up to 12 months after transaction date.  If, for any reason, we find it necessary or appropriate to make adjustments to such purchase price allocation  after the consummation of the 012 transaction, this may result in significant changes to the pro forma financial information included in our report on Form 8–K/A filed on December 12, 2009, in connection with the 012 transaction and may result in materially adverse changes to our financial statements going forward, as compared to the accounting treatment reflected on the pro forma financial information.

Because of our significant investment in 012 Smile, we may be adversely affected by changes in the financial condition, business, or operations of 012.

The 012 investment constitutes one of our largest holdings. As a result, changes in the financial condition, business or operations of 012 Smile (see “Risk Factors – Risks Associated with 012's Business") will significantly affect our financial condition and results of operations. Furthermore, the current global economic downturn may materially adversely affect 012 Smile’s business (see “Risk Factors – Conditions and changes in the national and global economic and political environments may adversely affect our business and financial results”).

Because of our significant investment in Gadot, we may be adversely affected by changes in the financial condition, business, or operations of Gadot.

The Company beneficially owns 100% of Gadot (99.99% on a fully diluted basis) and we consolidate Gadot in the accompanying financial statements. This investment constitutes one of our largest holdings. As a result, changes in the financial condition, business or operations of Gadot (see “Risk Factors – Risks Associated with Gadot's Business") will significantly affect our financial condition and results of operations. Furthermore, the current global economic downturn may materially adversely affect Gadot’s business (see “Risk Factors – Conditions and changes in the national and global economic and political environments may adversely affect our business and financial results”). Although Gadot has historically paid dividends to its shareholders, changes in Gadot’s operations may limit its ability to pay dividends in the future.  Further, as a component of Ampal’s consolidated financial statements any dividends paid will not be reflected as income by Ampal.  While the payment of dividends would not impact Ampal’s consolidated earnings, it could limit the financial resources available to operate the Company which could adversely affect our operations and financial condition.

Because of our significant investment in EMG, we may be adversely affected by changes in the financial condition, business, or operations of EMG.

The Company beneficially owns approximately 16.8% of EMG (8.6% of which is held by the Joint Venture, of which Ampal owns 50%), a result of a series of transactions with our controlling shareholder, which was accounted as transaction between entities under common control. This investment constitutes one of our largest holdings. As a result, changes in the financial condition, business or operations of EMG, including, without limitation, gas supply interruptions such as those experienced during 2008 and the ability of EMG to utilize the pipeline, whether as a result of environmental, regulatory or political issues or otherwise, may impact our ability to receive dividends from EMG which could adversely affect our operations and financial condition. Additionally, we have a minority interest in EMG, and therefore, do not have the ability to significantly influence or direct the affairs of EMG.

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

Adverse economic conditions in markets in which our investee companies operate can harm our business. Current global financial conditions have been characterized by increased volatility and several financial institutions have either gone into bankruptcy or have had to be rescued by governmental authorities. It is believed that the current recession could continue and worsen. With major financial institutions de-levering their balance sheets, credit was constricted for much of 2008 and 2009 and may likely remain so for an extended period. Partly as a result, entire industries are facing extreme contraction and even the prospect of collapse. If economic growth in the United States and other countries continues to decline, this may have a negative impact on our liquidity, financial condition and stock price, which may impact the ability of the Company to obtain financing and other sources of funding in the future on terms favorable to the Company, if at all. Additionally, these factors, as well as other related factors, may cause decreases in asset values that are deemed to be other than temporary, which may result in impairment losses. If such increased levels of volatility and market turmoil continue, it may materially adversely affect the Company’s results of operations.

Our freedom to operate our business is limited as a result of certain restrictive covenants contained in the 012 Credit Facility and in the loan we took to finance the 012 acquisition.

The 012 Credit Facility and the 012 Loan Agreement contain a number of restrictive covenants that limit the operating flexibility of the Company, 012 Smile and MAE. These covenants include, among other things: maintaining certain financial ratios and thresholds; limitations on distributions and dividends; limitations on dispositions of assets, changes in the general nature of the 012 business or to 012 Smile's corporate structure; and certain limitations on payment of management fees to the control holders of 012 Smile. For further information, see "Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources – Financing of the 012 Acquisition." Such obligations may hinder our future operations or the manner in which we, 012 Smile or MAE operate our respective businesses, which could have a material adverse effect on our business, financial condition or results of operations.

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

As many of our investee companies conduct business outside of the United States, we are exposed to foreign currency and other risks.

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

We have had losses in four of the past five fiscal years. We will continue to make investments opportunistically and to divest ourselves from certain assets which we believe lack growth potential. However, if we are not able to generate sufficient revenues or we have insufficient capital resources, we will not be able to implement our business plan of investing in, and growing, companies with strong long-term growth prospects and investors will suffer a loss on their investment. This may result in a change in our business strategies.

The loss of key executives could cause our business to suffer.

Yosef A. Maiman, the Chairman of our Board of Directors, President and CEO, and other key executives, have been key to our business to date. The loss or retirement of such key executives and the concomitant loss of leadership and experience that would occur could adversely affect us.

We are controlled by a group of investors, which includes Yosef A. Maiman, our Chairman, and this control relationship could discourage attempts to acquire us.

A group of shareholders consisting of Yosef A. Maiman, the Chairman of our Board of Directors, President & CEO, Ohad Maiman, Noa Maiman, and Yoav Maiman, and the companies Merhav, De Majorca Holdings Ltd. ("De Majorca") and Di-Rapallo Holdings Ltd. ("Di-Rapallo") beneficially owns approximately 61.54% of the voting power of our Class A Stock. The group was formed in recognition of the Maiman family’s strong connection with the Company and in furtherance of the group’s common goals and objectives as shareholders, including the orderly management and operation of the Company. By virtue of its ownership of Ampal, this group is able to control our affairs and to influence the election of the members of our Board of Directors. This group also has the ability to prevent or cause a change in control of Ampal. Mr. Maiman owns 100% of the economic shares and one-quarter of the voting shares of De Majorca and Di-Rapallo. Merhav is wholly owned by Mr. Maiman.

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

We have not paid a dividend on our Class A Stock other than in 1995. Past decisions not to pay cash dividends on Class A Stock reflected our policy to apply retained earnings, including funds realized from the disposition of holdings, to finance our business activities and to redeem or repay our outstanding debt, including our $215.3 million (as of December 31, 2009) unsecured notes on which principal payments commence in 2011. The payment of cash dividends in the future will depend upon our operating results, cash flow, working capital requirements and other factors we deem pertinent.

The market price per share of our Class A Stock on NASDAQ and TASE fluctuates and has traded in the past at less than our book value per share.

Stock prices of companies, both domestically and abroad, are subject to fluctuations in trading price. Therefore, as with a company like ours that invests in stocks of other companies, our book value and market price will fluctuate, especially in the short term. As of February 25, 2010, the market price on NASDAQ was $2.78 per share. However our shares have in the past traded below book value. You may experience a decline in the value of your investment and you could lose money if you sell your shares at a price lower than you paid for them.

Our listing on NASDAQ requires us to satisfy a number of conditions, including a minimum bid price of at least $1.00 per share. We cannot assure you that we will be able to continue to satisfy the minimum bid, or continue to meet the other continued listing requirements of NASDAQ in the future. If we are delisted from the NASDAQ, trading in our Class A Stock may be conducted, if available, on the OTC Bulletin Board or another medium. In the event of such delisting, an investor would likely find it significantly more difficult to dispose of, or to obtain accurate quotations as to the value of, our Class A Stock, and our ability to raise future capital through the sale of our Class A Stock could be severely limited.

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

The rating assigned to our notes has been downgraded and put on the "watchlist," and any future downgrade, suspension or withdrawal of the rating could cause the liquidity or market value of the notes to decline significantly and we may experience increased difficulty in raising debt financing in the future.

Risks Associated with Gadot’s Business

Global Economic Conditions.

The overall demand for chemical products, especially commodity chemicals, is highly dependent on general economic conditions. During 2009, both the prices and demand for chemicals have been volatile. The global manufacturing and economic slowdown negatively influence demand. A downturn in demand for chemical products may impact the financial condition or performance of Gadot’s chemical products business.

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

Price Fluctuation of Ship Fuel.

Gadot is exposed to fluctuations in ship fuel prices, which have a direct effect on the profitability of its shipping operations. It minimizes this risk by using price adjustment mechanisms tracking the price of ship fuel in its shipping contracts with customers, especially in its long term contracts.

Exchange Rates.

Exchange rate fluctuations between the U.S. dollar and the New Israeli Shekel (“NIS”) may negatively affect Gadot’s earnings. A substantial majority of Gadot’s revenues and expenses are denominated in U.S. dollars. However, a significant portion of the expenses associated with Gadot’s Israeli operations, including personnel and facilities related expenses, are incurred in NIS. Consequently, inflation in Israel will have the effect of increasing the dollar cost of Gadot’s operations in Israel, unless it is offset on a timely basis by a devaluation of the NIS relative to the U.S. dollar. In addition, if the value of the U.S. dollar decreases against the NIS, Gadot’s earnings may be negatively impacted. In 2009, the U.S. dollar depreciated slightly against the NIS by 0.71% and inflation increased by 3.85%. We cannot predict any future trends in the rate of inflation in Israel or the rate of devaluation or appreciation of the NIS against the U.S. dollar or of the U.S. dollar against the NIS. If the U.S. dollar cost of Gadot’s operations in Israel increases and if the current trend of depreciation of the U.S. dollar against the NIS continues, Gadot’s dollar-measured results of operations will be adversely affected. In addition, exchange rate fluctuations in countries other than Israel where Gadot operates and does business may also negatively affect its earnings.

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

Risks Associated with 012 Smile's Business

012 Smile has experienced significant growth, which has placed a substantial strain on its resources. The failure to successfully implement its growth strategy could adversely affect 012 Smile's ability to continue to grow or sustain its revenues and profitability.

The demand on 012 Smile's network infrastructure, technical and customer support staff and other resources has grown with its expanding customer base and is expected to continue to grow as 012 Smile expands its business. 012 Smile's infrastructure, technical and customer support staff, operational and billing systems and other resources may not adequately accommodate or facilitate the growth of its business.

Part of 012 Smile's growth strategy is managing and reducing the costs associated with delivering its services, including recurring service costs such as communications and customer support costs as well as expenses incurred to add new customers, such as sales and marketing, installation and hardware costs. 012 Smile may not be able to manage its expanding operations effectively or be able to continue to grow, and any failure to do so could affect 012 Smile's ability to generate revenues, control expenses and sustain or increase its profitability.

The recent change in regulatory limitations on Bezeq The Israel Telecommunications Corp. Ltd. will likely result in increased competition, and may result in a reduction in 012 Smile's revenues from interconnect fees.

Bezeq The Israel Telecommunications Corp. Ltd. ("Bezeq"), the incumbent local telephony provider, is subject to several regulatory limitations, including restrictions on its ability to provide bundled service offerings, restrictions to entry into the VoB market and supervised tariffs. Under its license, Bezeq is also subject to the principle of structural separation in providing its various communication services.

According to the policy of the Ministry of Communications, once Bezeq’s market share of domestic fixed-line telephony in a particular customer segment (business or private) falls below 85%, Bezeq’s license will be amended so as to enable it to submit an application for the Minister of Communication’s approval to market a basket of services (including broadcast services) in that customer segment, which includes telecommunications services provided by Bezeq and by a subsidiary. The Minister of Communication’s decision whether to approve Bezeq's marketing a basket of services will be based on the status of competition in the applicable telecommunications sector and is likely to be subject to conditions set forth by the Ministry of Communications.

Recent announcements of the Ministry of Communications stated that Bezeq’s share of the fixed-line phone market had declined sufficiently to permit it to seek authority to offer a package of bundled services, with respect to the residential sector. Accordingly, Bezeq applied to the Ministry of Communications to begin providing bundled services, which could potentially include local and international telephony, broadband Internet access, Internet service provider, or ISP, services, cellular services and multi-channel TV.

The Ministry of Communications had conducted several hearings that may lead to additional amendments to Bezeq and its subsidiaries’ licenses that will allow them to offer such bundled services. In the event the Ministry of Communications allows the Bezeq group to bundle services, this may increase Bezeq’s competitive position in the communication market and increase its direct competition with us, in a manner that may materially and adversely affect our results of operations.

Bezeq pays 012 Smile interconnect fees with respect to calls being made from Bezeq fixed-lines to 012 Smile's VoB lines. Bezeq has raised the claim that it should not be required to pay 012 Smile interconnect fees because 012 Smile uses its infrastructure. Although the Ministry of Communications has determined that Bezeq should pay 012 Smile interconnect fees for calls originated from Bezeq fixed-lines to 012 Smile's lines at the same tariff as 012 Smile pays Bezeq, this determination will be reviewed by the Ministry of Communications, and there is no certainty that the Ministry of Communications will not reverse its determination that Bezeq should pay 012 Smile interconnect fees at then current rates or at all.

Changes in the regulatory and legal compliance environment could adversely affect 012 Smile's operations and business activities and could result in increased competition and reduced revenues and profitability.

012 Smile operates in a highly regulated industry in Israel, which limits its flexibility in managing its business. 012 Smile is subject to regulation regarding communications licenses, antitrust and arrangements pertaining to interconnection and leased lines. 012 Smile's business and operations could be adversely affected by decisions by regulators, in particular the Ministry of Communications as well as changes in laws, regulations or government policy affecting its business activities.

Such actions could result in increased competition and expenses, and reduced revenues and profitability.

The current legislation in Israel grants the Ministry of Communications extensive regulatory and supervisory authority with respect to 012 Smile's business, as well as the authority to impose substantial sanctions, such as fines. As a result, the interpretation and implementation of laws and regulations as well as provisions of 012 Smile's licenses are subject to the administrative discretion of the Ministry of Communications.

Further risks and uncertainties result from the fact that changes in such laws, regulations or government policies may not be adopted or implemented in the manner that 012 Smile expects and may be further amended, interpreted or enforced in an unexpected manner or in a manner adverse to 012 Smile's business.

012 Smile depends on maintaining and renewing its existing regulatory licenses in order to fully conduct its business. 012 Smile's inability to maintain and renew its existing licenses would negatively impact its operations, revenues and profitability.

012 Smile's ability to offer its broadband and traditional voice services depends on its ability to maintain and renew the licenses it has received from the Ministry of Communications. Although 012 Smile is entitled to renew its licenses, such licenses are subject to many terms and conditions. Any renewal or extension is subject to the discretion of the Ministry of Communications and may be renewed or extended, if at all, on terms materially different to the terms under which 012 Smile now operates. Any such change in the terms and conditions of 012 Smile's licenses may materially and adversely affect its results of operations. 012 Smile's licenses may be suspended or revoked by the Ministry of Communications if it defaults under or violates their terms. Each license requires 012 Smile to adhere to certain requirements, which include the scope of services to be provided under the license, the amount of royalties to be paid to the Ministry of Communications, technical standards employed by 012 Smile in providing the services, maintenance and support procedures and protocols, 012 Smile's communications with customers and information to be provided to the Ministry of Communications on a regular basis.

The regulations promulgated under the Israeli Communications Law, 1982, (the "Communications Law"), apply to 012 Smile. These regulations restrict ownership of 012 Smile shares and who can serve as its directors. The regulations provide that a majority of 012 Smile's directors must be Israeli citizens and residents, Israeli citizens and residents must own at least 20% of its outstanding share capital and must have the right to appoint at least 20% of its directors. In addition, the licenses provide that, without the approval of the Ministry of Communications, no person may acquire shares representing 10% or more of 012 Smile's outstanding share capital. If these requirements are not complied with, 012 Smile will be in breach of its licenses and such licenses could be changed, suspended or revoked, and 012 Smile may also incur substantial fines.

The communications industry is constantly evolving. New technologies and processes may require additional licenses from the Ministry of Communications. 012 Smile's ability to introduce new services depends upon its ability to receive the appropriate licenses.

012 Smile's introduction of any new licensed services under an existing license must be authorized by the Ministry of Communications and is subject to a review period of up to 60 days, which period may be extended by the Ministry of Communications. Such review may cause 012 Smile to lose critical time in bringing new services to market. Furthermore, the Ministry of Communications may refuse to allow 012 Smile to introduce such new services or make the introduction of the services subject to various conditions.

While 012 Smile believes that it is currently in compliance with all material requirements of its licenses, the technical standards used to measure these requirements as well as other license provisions are subject to interpretation and 012 Smile cannot be certain of its compliance. Accordingly, 012 Smile cannot be certain that its licenses will not be revoked, will be extended when necessary, or, if extended, on what terms an extension may be granted.

012 Smile operates in the highly competitive communications industry with existing participants and potential participants that have significant resources and customers, and a regulatory authority that has encouraged new entrants, which could intensify price competition, increase 012 Smile's expenses and limit its ability to maintain or increase its market share.

012 Smile is subject to intense competition, which it expects will continue in the future. Moreover, 012 Smile's services are subject to regulation by the Ministry of Communications, whose policy is to encourage new entrants and not limit the number of licenses, which may continue to increase competition and may lead to further reductions in prices and fees charged to customers.

The Ministry of Communications has encouraged new entrants into the broadband access market. HOT, the incumbent local cable provider that offers cable-modem access has recently applied to Ministry of Communications requesting an ISP license through one of its affiliates. While we cannot predict if or when HOT will become an ISP, its entry into the market could significantly harm 012 Smile's competitive position in the broadband access market.  The Ministry of Communications declared its intention to allow a subsidiary of HOT to receive an ISP license and to bundle services in the HOT group and is presently conducting several hearings on this issue.

In March 2008, the Gronau Committee, which was appointed by the Ministry of Communications to consider and recommend the best means to promote further sustainable competition in the Israeli communications market, issued its recommendation to the Minister of Communications. The Gronau Committee’s recommendations call for several structural changes within the communications markets, including local loop unbundling of Bezeq’s infrastructure, which, if accepted and implemented, would allow 012 Smile to compete in the MVNO (a mobile virtual network operator) and IPTV sectors and improve its competitive position in the VoB business market, while worsening its position in other segments, by allowing the cellular operators in Israel to compete in the traditional long distance telephony market.

On August 20, 2008, Israel’s Minister of Communications issued his decision to implement the recommendations of the Gronau Committee to increase competition in the communication market. When implemented, 012 Smile expects that this will result in the following:

•	Increased competition within the Israel cellular communication market by granting MVNO licenses;

•
Cellular operators will not be allowed to enter the international long distance market unless an international communication services provider will be granted an MVNO license, subject to changes in the tariffs for the international calls made by cellular phone users; and

•
Increased competition within the landline communication services as a result of enforcing local loop unbundling of the infrastructure of Bezeq. Following such local loop unbundling, Bezeq’s subsidiaries will be allowed to offer bundled services, subject to several additional terms and conditions.

In January 2010, the Israel Minister of Communications published new regulations allowing the grant of MVNO licenses. Based on the experience of operators elsewhere and according to the conclusions of the report prepared for the Ministry of Communications by a leading international consulting company, 012 Smile assumes that the entry of a MVNO using the frequencies and antennas of an existing mobile operator will lead to increased competition in Israel. The entry of additional operators into the mobile sector may alter the balance that has prevailed among the cellular operators in recent years and increased competition will ultimately result in lower prices for consumers. The entry of MVNO operators into this market may increase the competition among the companies in the sector and encourage them to provide more attractive offers to their customers.

The Ministry of Communications has also encouraged new entrants into the international telephony services sub-sector. Israel’s cellular operators are currently not licensed to provide international telephony services. If this situation were to change, competition would be further intensified and could require 012 Smile to lower its prices, grant incentives to customers, increase selling and marketing expenses and related customer acquisition costs and could also result in increased customer churn. These developments could create a more formidable competitor offering bundled international telephony, broadband Internet access, data, local telephony and mobile services, which could harm 012 Smile's competitive position.

012 Smile expects other competitors, including companies that are not presently engaged in local and international telephony, will provide VoB services in the future when they receive the appropriate licenses from the Ministry of Communications, which could adversely impact 012 Smile's ability to increase its market share.

012 Smile also competes against established alternative voice communication providers, such as Skype, which are not subject to licensing restrictions in Israel, as well as independent voice over Internet protocol, or VoIP, service providers that may choose to sacrifice revenue in order to gain market share and may offer their services at lower prices or for free. Such competitive environment could intensify price competition and limit 012 Smile's ability to maintain or increase its market share of the local telephony market.

012 Smile operates in a market which already exhibits maturity and high user penetration, and it may have to offer price reductions and increase marketing efforts to attract and retain customers, which may have a negative impact on its profitability.

The Israeli communications market is mature, with both traditional voice and broadband access being particularly competitive segments of the communications market. 012 Smile's future revenues will depend significantly on its ability to retain existing customers, to sell those customers additional services, such as local telephony, to offer a wide range of enhanced communications services on an individual basis or as part of a bundle of multiple services, and to attract new customers from other providers. 012 Smile may not be successful in such efforts. In addition, the competitive market environment has required 012 Smile in the past and may require it in the future to adopt an aggressive marketing policy in order to attract a greater number of customers, including reducing its rates. If adopted in the future, 012 Smile cannot be certain that this strategy will be successful. Price reductions caused by increased competition, as well as the expenses associated with the marketing efforts required to attract and retain customers, may have a negative impact on 012 Smile's profitability.

012 Smile's operations depend on its ability to successfully expand and upgrade its network and integrate new technologies and equipment into its network. Any future system failures or difficulty in expanding or upgrading its network, or making new features available, could increase its expenses and negatively impact its financial results.

Capacity constraints within 012 Smile's networks and those of its suppliers have occurred in the past and will likely occur in the future. As the number of 012 Smile's customers using broadband services and the amount and type of information they wish to transmit over the Internet increases, 012 Smile may need to expand and upgrade its technology, processing systems and network infrastructure, which could be expensive and involve substantial management resources and capital expenditures. 012 Smile does not know whether it will be able to accurately project the rate or timing of any such increases, or expand and upgrade its systems and infrastructure in a timely and cost-efficient manner. Any future system failures or difficulty in expanding or upgrading 012 Smile's network, or making new features available could increase 012 Smile's expenses and negatively impact its financial results.

The broadband and traditional voice services markets are subject to rapid technological change, which could adversely affect 012 Smile's ability to compete and increase its expenses.

The markets in which 012 Smile competes are characterized by rapidly changing and converging technology, evolving industry standards, frequent new service announcements, introductions and enhancements and changing customer demands. New services and technologies may be superior to the services or technologies that 012 Smile uses and may render its services and technologies obsolete or require it to incur substantial expenditures to modify or adapt its services or technologies. The development and expansion of 012 Smile's services is dependent upon adopting new technologies and updating its systems to meet new standards. This can be a lengthy process involving long and complex evaluations and decision-making procedures that can continue over a number of months or even years. 012 Smile's future success will depend on its ability to continually improve the performance, features and reliability of its broadband and traditional voice services in response to competitive service offerings and the evolving demands of the marketplace.

The cost of implementing major infrastructure upgrade projects may fluctuate due to a number of variables over which 012 Smile has little or no control, and even though 012 Smile estimates the cost of such projects based on its previous experience, costs may exceed its estimations. Such fluctuations may be due to a lengthy or complex implementation process and/or the lack of commitment of sufficient resources of, or delays caused by, the ultimate supplier and could increase 012 Smile's expenses and have a negative impact on our results of operations or financial performance.

012 Smile is dependent on certain suppliers and if any of its arrangements with these suppliers are terminated, it may not be able to replace them on commercially reasonable terms or at all, which could increase 012 Smile's expenses and reduce its profitability.

012 Smile relies on a number of third-party computer systems, networks and service providers, including local and international telephony and cable companies. All broadband Internet access by 012 Smile's customers is, and will continue to be, connected through the infrastructure of local access providers, Bezeq and HOT, and is dependent on the open access policy of the Ministry of Communications. At present, the Ministry of Communications does not permit HOT and Bezeq to charge 012 Smile for use of their infrastructure. If such restriction is deregulated, 012 Smile may incur substantial costs, which may adversely affect its profitability.

012 Smile's ISP services are also dependent on the communications infrastructure owned and maintained by local access providers. Bezeq has suffered work stoppages on several occasions in recent years as a result of conflicts with its unionized employees. These work stoppages resulted in several days of interruption to the services 012 Smile provides. In addition, Bezeq, HOT and other infrastructure providers have suffered technical network failures in the past. A disruption in 012 Smile's customer access to Israel’s fixed-line communications infrastructure could significantly impact the services that 012 Smile provides to its customers. An increase in 012 Smile's cost of access to Israel’s fixed-line communications infrastructure could adversely impact its results of operations. 012 Smile also depends on third parties for the physical repair and maintenance of leased lines. If an interruption or deterioration in the performance of these third-party services occurs, 012 Smile's services may be disrupted.

Many of 012 Smile's services are dependent on the submarine infrastructure made available by Med Nautilus, owned by Telecom Italia, which connects countries bordering the Mediterranean Sea to all major Western European countries and to the United States. Med Nautilus has an effective monopoly over the provision of international submarine services to the Israeli communications industry. Although prices in respect of maintenance and current capacity are agreed to on a long-term basis and 012 Smile's contract with Med Nautilus sets out the prices to be paid by 012 Smile for additional capacity for approximately two years, Med Nautilus has the ability to raise prices without 012 Smile being able to seek an alternative supplier for additional capacity.

Many of 012 Smile's relationships with third party providers are terminable upon short notice. In addition, many of 012 Smile's third party suppliers and communications carriers sell or lease services to its competitors and may be, or in the future may become, competitors themselves. If any of 012 Smile's arrangements with third parties is terminated, it may not be able to replace them on commercially reasonable terms or at all, which could increase 012 Smile's expenses and reduce its profitability.

012 Smile is exposed to risks relating to its network infrastructure and is dependent on services it receives from its external suppliers. If the level of service 012 Smile receives from its external suppliers decreases, it may not be able to maintain the quality and breadth of its services, which could reduce its revenues and harm its operations.

012 Smile's network platform is highly complex. Multiple faults occurring at the same time could severely affect 012 Smile's service. Although 012 Smile engineering staff is trained to operate and maintain 012 Smile's systems, there are numerous functions that they are unable to perform without external support. In addition, if the level of service 012 Smile receives from its external suppliers decreases, it may adversely impact 012 Smile's ability to properly maintain and operate its systems and therefore have a direct effect on its service. Also, as VoB technology continues to evolve, 012 Smile will be faced with the risks associated with the use of new software.

012 Smile does not have a direct network connection to all the possible call destinations around the world and depends on its business partners to connect calls generated by its customers to their final destinations worldwide. 012 Smile's level of service is largely dependent on the level of service it receives from its international partners with respect to both call completion as well as call quality. Although 012 Smile makes extensive efforts to ensure quality of the calls as well as the breadth of its services, 012 Smile cannot be sure that its partners will provide an adequate level of service, that it would be able to successfully replace a partner should that become necessary or that it will be able to maintain and increase the quality and breadth of its services.

012 Smile may be subject to challenges to its trademarks and may lose its ability to use key third party intellectual property rights, which could negatively impact its operations and harm its future growth.

012 Smile has various trademarks, trade secrets and copyrightable materials, as well as licenses to use third party software and trademarks. If 012 Smile is not successful in protecting its intellectual property, its business and financial results could suffer. There is no guarantee that trademarks 012 Smile uses will not be subject to infringement proceedings or that 012 Smile will obtain registration of other trademarks for which it may seek protection in the future.

012 Smile holds licenses to use various third party software and hardware products. 012 Smile cannot guarantee that renewal of these licenses or any licenses for additional software or hardware that may be required to operate its business will be available as needed. While 012 Smile's third party licensors have represented to it that they have the right to license their software and hardware, and in some cases have agreed to provide indemnification, 012 Smile cannot guarantee that its use of third party software and hardware does not infringe the rights of others. Application for some of 012 Smile's trademarks and service marks containing the SMILE logo were opposed in the past. While the opposition proceeding was terminated due to the failure of the opponent to file evidence, there is no assurance that oppositions or cancellation proceeding challenging the registration of such marks will not be filed in the future. Any infringement claims, even if unsuccessful, could result in damage to 012 Smile's reputation and the expenditure of significant financial and managerial resources.

012 Smile may be restricted in the conduct of its operations during periods of national emergency, which could negatively affect its business operations.

During periods of national emergency, the Ministry of Communications and other governmental authorities may issue various instructions regarding the use of 012 Smile's network, including the use of the network by the Israeli security forces. In addition, the Israeli Equipment Registration and IDF Mobilization Law, 1987 permits the registration, taking and use of engineering equipment and facilities by Israel’s Defense Forces. These actions could adversely affect 012 Smile's business operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTY

We lease our headquarters located at 555 Madison Avenue in New York City. The lease is for a period of three years which commenced on January 1, 2010. The annual rent of this lease is $113,052.

We also lease offices located at 10 Abba Eben Street, Herzliya, Israel. The lease is for a period of 10 years which commenced on January 24, 2007. The annual rent for this lease is $454,772. We sublease part of the offices for an annual sublease rent of $237,343.

Gadot leases its headquarters located at 16 Habonim Street, Netanya, Israel. The lease will expire in September 2010. The rent for the remaining period is $ 0.1 million. In 2010 Gadot moved its headquarters to 10 Abba Eben Street, Herzliya, Israel. The lease is for a period of 3 years which commenced in January 2010. The annual rent for this lease is $ 0.9 million.

Gadot leases a 17,000 square meter storage tank facility located in the northern bank of the Kishon port in Haifa from the port authority. The annual rent for this lease is $1.4 million. The lease expires in 2022. Gadot also leases an additional 56,000 square meter storage tank facility from the port authority located in the southern terminal of the Kishon port in Haifa in connection with its storage and loading services. The annual rent for this lease is $1.6 million. See “Item 1 – Business – Chemicals – Gadot Chemical Tankers and Terminals Ltd. – Storage, Loading and Off-Loading of Materials.” This lease expires in 2014.

Gadot also owns an additional 20,000 square meters area adjacent to the northern terminal, serving as its Israeli logistics facility and analytical and quality assurance laboratory. Gadot also leases a 1,100 square meter building in Ohr Akiva, Israel, the annual rent for this lease is $75,750, a 7,500 square meter area in the Ashdod, Israel, industrial zone, the annual rent for this lease is $115,992, and a 6,300 square meter area in Kiryat Atta, Israel, the annual rent for this lease is $56,023.

Gadot owns approximately 45,000 square meters of land in Greece, which was occupied by a chemical terminal. This terminal was destroyed by a fire in July 2006.

As of December 31, 2009, Gadot owned two vessels with an aggregate loading capability of approximately 26,500 tons. Gadot leases six vessels, with an aggregate loading capability of approximately 65,600 tons. The lease period for two of the vessels shall expire at the end of 2010, another two of the vessels lease period shall expire toward the end of 2011 and the other remaining two vessels lease period shall expire during 2012 with an option to purchase. The aggregate lease fees for the six leased vessels in 2009 amounted to $25 million. In 2010, the lease payments are expected to amount to approximately $27 million due to an additional two leased vessels, which will replace the two vessels that will be returned at the end of 2010.

Gadot has contracted a shipyard for the construction of four additional vessels built with a loading capability of 17,500 each, for a consideration of approximately $29 million per vessel. These vessels will be delivered during 2010 and 2011.

012 Smile's corporate headquarters are currently located in a 7,000 square meter leased facility in Petach Tikva, Israel. The annual rent for the premises is NIS 5.5 million (approximately $1.5 million) linked to the Israeli Consumer price index ("CPI"), and the term of the lease ends in July 2012 and is subject to a renewal option for an additional five year period.  012 Smile also rents (i) an additional 1,300 square meters in Petach Tikva at an annual rent of NIS 1.1 million (approximately $276,000) linked to the Israeli CPI, under a lease that terminates in October 2012 that is subject to a renewal option for an additional seven years; (ii) an additional 4,700 square meters in Rishon Le’zion at an annual rent of NIS 2.9 million (approximately $750,000) linked to the Israeli CPI, under a lease that terminates in January 2014; (iii) an additional 800 square meters in Ramat-Gan at an annual rent of NIS 540,000 (approximately $142,000), under a lease that terminates in June 2011; and (iv) an additional 1,500 square meters in Petach-Tikva at an annual rent of NIS 0.8 million (approximately $210,000)  linked to the Israeli CPI, under a lease that terminates in December 2011 that is subject to a renewal option for an additional ten years.

Country Club Kfar Saba Ltd. occupies an approximately 30,000 square meter lot in the town of Kfar Saba, Israel, which is leased for five consecutive ten-year periods, at the end of which the land returns to the lessor. The lease expires on July 14, 2038, and lease payments in 2009 totaled $230,557.

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

012

Pursuant to the 012 Agreement, the following claims involving 012 have been assumed by 012 Smile, which will incur any of the liabilities or benefits resulting from such claims.

1.
On January 2, 2005, a claim was made against 012 and three other companies regarding alleged infringement of Israeli Patent No. 76993 of November 10, 1985, unjust enrichment, breach of statutory duties and conversion (the “2005 Claim”). The plaintiffs’ demands include payment of amounts of income generated from exploitation of the patent, payment of reasonable royalties for exploitation of the patent, punitive damages, litigation costs and attorneys’ fees, and payment of linkage differentials and interest from the date of creation of the debt until the date of actual payment. The 2005 Claim states that the monetary amount cannot be determined at this stage and that it has been assessed for the purpose of court fees only at NIS 10 million (approximately $2.6 million), against all defendants collectively and separately. On July 17, 2005, a statement of defense was filed against plaintiffs and a third party notice was filed against the providers of the telecommunications systems allegedly infringing on the patent (the “Third Party Defendants”), seeking indemnification and compensation for any liability that may be imposed in the context of the 2005 Claim (the “Third Party Proceedings”). The plaintiffs have also initiated similar proceedings against other telecommunication companies in other countries, including the United Kingdom and the United States. Some telecommunication companies, including one of the initial defendants named in this 2005 Claim, have settled with the plaintiffs and obtained a license, whereas other telecommunication companies have refused to settle. For example, the corresponding English patent was declared invalid following a legal action and appeals. In the 2005 Claim, the parties have mutually exchanged affidavits in response to discovery requests and interrogatories, and the District Court scheduled another pre-trial hearing for April 14, 2010. One of the Third Party Defendants in the Third Party Proceedings is Nortel Networks Israel (Sales and Marketing) Ltd. (“Nortel Israel”). In a separate proceeding, on January 19, 2009, the District Court of Tel Aviv issued an ex parte order according to which all legal proceedings to which Nortel Israel is a party, including the above-mentioned Third Party Proceedings, were stayed and the District Court also appointed Adv. Avi D. Pelossof and accountant Yaron Har-Zvi as Nortel Israel's Trustees. On February 25, 2009, 012 and another defendant in the 2005 Claim, filed a motion with the Court requesting that it allow 012 and the other applicant to continue the Third Party Proceedings against Nortel Israel. This Motion was later granted by the Court. On November 24, 2009, the court approved Nortel Israel's proposed Creditors Arrangement. 012 and Nortel Israel's Trustees have reached a Settlement Agreement, resolving all disputes in connection with the Third Party Proceedings, between 012 and Nortel Israel (“Settlement Agreement”). Under the terms of the Settlement Agreement, Nortel Israel undertook to pay 012 NIS 420,000 (approximately $111,000) (“the First Consideration”) within 30 days following the approval of the Creditors Arrangement by the Court (such First Consideration was already paid to 012), and an additional amount of up to NIS 367,500 (approximately $97,000) out of the future consideration that may be received by Nortel Israel from future sales of its divisions or business activities to third parties. In consideration, 012 agreed to dismiss the Third Party Proceedings against Nortel Israel and Telrad Networks Ltd. ("Telrad").  On February 14, 2010, the Court dismissed the Third Party Proceedings against Nortel Israel and Telrad.

2.
In April 2008, a motion to certify a class action was filed with various District Courts in Israel against several international telephony companies including 012, with respect to prepaid calling card services. The plaintiffs allege that: (i) the defendants unlawfully charged consumers in excess of the tariffs published by them, (ii) the prepaid calling cards provide an average of 50% of the units of time indicated to the purchasers of the cards, (iii) the defendants deducted from the prepaid calling card the time spent when a user unsuccessfully attempts to make a call utilizing the card, (iv) the defendants calculated and collected payment not by units of round minutes indicated, (v) the defendants provided misleading information about the number of “units” on the card, and (vi) the defendants formed a cartel that arranged and raised the prices of calling cards. In the event the lawsuit is certified as a class action, the total amount claimed against 012 is NIS 226.4 million (approximately $60 million). 012 replied to the motion on April 2009, and the court is currently awaiting the filing of final summaries by the parties before granting its decision.

3.
In November 2008, a motion to certify a class action was filed with the Tel Aviv District Court in Israel against 012. The action alleges that 012 unlawfully raised the monthly tariffs for its Internet services. The total amount of the claim is NIS 81.5 million (approximately $21.6 million). 012 replied to the motion on May 2009. The motion is scheduled to be heard on March 16, 2010.

4.
In November 2009, a motion to certify a class action was filed against 012 with the Central District Court in Israel. Together with the filing of the motion, the plaintiff filed a motion for a temporary restrictive order to prevent 012 from deleting or changing data from its database with regard to the plaintiff's claims in the motion. The motion alleges that 012 has violated the Israeli "anti spam" law by sending advertising materials to its customers.  The amount of the plaintiff's personal claim is set at NIS 10,000 (approximately $2,650). The estimated amount of the entire claim is yet to be known. On November 29, 2009, the court granted a temporary order which prevents 012 from deleting or changing data from its database with regard to specific messages which according to the motion were sent by the plaintiff to 012. 012 filed its response to the motion on February 2010. The motion is scheduled to be heard on March 28, 2010.

5.
In November 2009, a motion to certify a class action was filed against 012 with the Tel-Aviv District Court in Israel. The motion alleges that 012 unlawfully charges its customers who do not pay their debts on time with collection expenses. The estimated amount of the entire claim is NIS 21.75 Million (approximately $5.8 million). 012 has not yet replied to the motion. The motion is scheduled to be heard on May 24, 2010.

6.
In December 2009, a motion to certify a class action was filed against 012 with the Central District Court in Israel. The motion alleges that 012 unlawfully intervenes with web traffic, especially as it relates to Peer to Peer websites. The estimated amount of the entire claim is NIS 40 Million (approximately $10.6 million). 012 has not yet replied to the motion.

7.
In January 2010, a motion to certify a class action was filed against 012, 012's subsidiary, 012 Telecom Ltd., and others with the Central District Court in Israel. The motion alleges that 012 unlawfully charges its customers when placing calls to 012's support center. The total amount of the action against 012 and its subsidiary is approximately NIS 48.6 million (approximately $12.9 million). 012's response to the motion is due by March 21, 2010.

ITEM 4.   [REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF CLASS A STOCK

Ampal’s Class A Stock is listed on NASDAQ Global Market under the symbol “AMPL.” The following table sets forth the high and low bid prices for the Class A Stock, by quarterly period for the fiscal years 2009 and 2008, as reported by NASDAQ Global Market and representing inter-dealer quotations which do not include retail markups, markdowns or commissions for each period, and each calendar quarter during the periods indicated. Such prices do not necessarily represent actual transactions.

	High	Low

2009:
Fourth Quarter	3.59	1.84
Third Quarter	2.95	1.65
Second Quarter	3.12	1.77
First Quarter	2.10	0.55

2008:
Fourth Quarter	3.24	0.50
Third Quarter	5.99	2.70
Second Quarter	7.09	4.30
First Quarter	7.71	5.54

As of February 25, 2010, there were approximately 1,248 record holders of Class A Stock.

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

For equity compensation plan information required by Item 201(d) of Regulation S-K, please see “Item 12” below.

STOCK PERFORMANCE RELATIVE TO PEER GROUP AND INDEXES

The following graph compares the percentage change in cumulative total return (change in the stock price plus reinvested dividends) of Ampal Class A Stock, the S&P 500 Stock Index, the peer group index (“Peer Group Index”) composed of Elbit Imaging Ltd. (an Israeli holding company) and Elron Electronic Industries Ltd. (an Israeli holding company focusing on high tech ventures in Israel) for the period December 31, 2004 through December 31, 2009. Peer Group Index companies are Israeli holding companies and dual-listed on the NASDAQ Global Market and the Tel Aviv Stock Exchange. The stock price performances shown on the graph are not intended to forecast or be indicative of future price performance.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG AMPAL-AMERICAN ISRAEL CORP.,
S&P 500 INDEX AND PEER GROUP INDEX
DOLLARS
375.00
350.00
325.00
300.00
275.00
250.00
225.00
200.00
175.00
150.00
125.00
100.00
75.00
50.00
25.00
0.00
2004
2005
2006
2007
2008
2009
Ampal American Israel Corp.
S&P 500 Index
Peer Group Index
ASSUMES $100 INVESTED ON JAN. 01,2004
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING DEC. 31, 2009

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated statement of operations data for the years ended December 31, 2007, 2008 and 2009 and consolidated balance sheet data as of December 31, 2008 and 2009 have been derived from our audited consolidated financial statements included in this Report. The selected consolidated statement of operations data for the year ended December 31, 2005 and the selected consolidated balance sheet data as of December 31, 2005 and 2006 have been derived from our unaudited consolidated financial statements not included herein.

This data should be read in conjunction with our consolidated financial statements and related notes included herein and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal year ended December 31,
	2009	2008	2007	2006(3)(1)	2005(1)
					Unaudited
	(U.S. dollars in thousands, except per share data)

Revenues	$404,271	$556,637	$37,797	$14,544	$21,519

Loss from continuing operations	(20,802)	(16,711)	(13,578)	(6,027)	(5,916)
Income (loss) from discontinued operations, net of tax	--	--	21,344	(1,060)	(42)
Net income (loss)	$(20,802)	$(16,711)	7,766	$(7,087)	$(5,958)

Basic and diluted EPS(2):
Loss from continuing operations	$(0.37)	$(0.29)	$(0.26)	$(0.35)	$(0.31)
Income (loss) from discontinued operations, net of tax	$--	$--	$0.42	$(0.05)	$--
	(0.37)	(0.29)	0.16	(0.40)	(0.31)

Total assets	$920,600	$935,917	$774,789	$401,683	$211,485

Notes, loans and debentures payable	$698,605	$596,456	$403,367	$104,163	$50,366

(1)	Results have been restated for the discontinued operations of our real estate operations, which were sold in August 2007.

(2)
Computation for the years 2006 and 2005 is based on net income (loss) after deduction of preferred stock dividends (in thousands) of $2,438 and $191, respectively for those years. On July 31, 2006, all of the preferred stock was converted into Class A Stock.

(3)
In 2006, the Company changed the method by which it accounts for share-based compensation by adopting ASC 718, which resulted in expenses of $720, $1,365, $783 and $720 thousand for the years 2009, 2008, 2007 and 2006, respectively, and impacted the EPS by $(0.01), $(0.03), $(0.01) and $(0.03), respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We seek to maximize shareholder value through acquiring and investing in companies that we consider have the potential for growth. In utilizing our core competencies and financial resources, our investment portfolio primarily focuses on Israel-related companies engaged in various market fields including Chemicals, Telecommunications, Energy, Real Estate, Project Development and Leisure Time.

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

For a description of significant developments during 2009, see “Item 1 – Business – Significant Developments during 2009.”

Our results of operations are directly affected by the results of operations of our investee companies. A comparison of the financial statements from year to year must be considered in light of our acquisitions and dispositions during each period. Our future results of operations, liquidity and capital resources will be influenced by the acquisition of 012 in January 2010. For further information, see "- Liquidity and Capital Resources - Financing of the 012 Acquisition" below.

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

For those subsidiaries and affiliates whose functional currency is considered to be a currency other than the U.S. dollar, assets and liabilities are translated at the rate of exchange at the end of the reporting period and revenues and expenses are translated at the average rates of exchange during the reporting period. Translation differences of those foreign companies’ financial statements are included in the cumulative translation adjustment account (reflected in accumulated other comprehensive loss) of shareholders’ equity. Should the exchange rate of those other currencies change against the U.S. dollar, cumulative translation adjustments are likely to be effected in the shareholders’ equity. As of December 31, 2009, the accumulated effect on shareholders’ equity was a decrease of approximately $1.2 million. Upon the disposition of an investment, the related cumulative translation adjustment balance will be recognized in determining gains or losses.

CRITICAL ACCOUNTING POLICIES

The preparation of Ampal’s consolidated financial statements is in conformity with generally accepted accounting principles in the United States ("U.S. GAAP") which requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. Actual results may differ from these estimates. To facilitate the understanding of Ampal’s business activities, described below are certain Ampal accounting policies that are relatively more important to the portrayal of its financial condition and results of operations and that require management’s subjective judgments. Ampal bases its judgments on its experience and various other assumptions that it believes to be reasonable under the circumstances. Please refer to Note 1 to Ampal’s consolidated financial statements included in this Report for the fiscal year ended December 31, 2009 for a summary of all of Ampal’s significant accounting policies.

Business combinations

On January 1, 2009, the Company adopted authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but significantly changes the accounting for certain aspects of business combinations. Under this guidance, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. The guidance changes the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred, with the exception that the costs to issue debt or equity securities are recognized in accordance with other applicable GAAP; (2) valuing noncontrolling interests at fair value at the acquisition date; (3) expensing restructuring costs associated with an acquired business; (4) capitalization of in-process research and development at fair value; and (5) recognizing the acquisition-date fair value of contingent consideration as part of the consideration transferred in exchange for the acquire.

The Company accounts for each business combination by applying the acquisition method, which requires (i) identifying the acquirer; (ii) determining the acquisition date; (iii) recognizing and measuring the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest of the acquirer in the acquiree at their acquisition date fair value; and (iv) recognizing and measuring goodwill or a gain from a bargain purchase. Goodwill is measured and recorded as the amount by which the consideration transferred, generally at the acquisition date fair value, exceeds the acquisition date fair value of identifiable assets acquired, the liabilities assumed, and any noncontrolling interest of the acquirer in the acquiree. To the contrary, if the acquisition date fair value of identifiable assets acquired, the liabilities assumed, and any noncontrolling interest of the acquirer in the acquiree exceeds the consideration transferred, it is considered a bargain purchase and the company would recognize the resulting gain in earnings on the acquisition date.

Assets acquired and liabilities assumed in a business combination that arise from contingencies are recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If acquisition date fair value cannot be determined during the measurement period, the Company account for the acquired contingencies using existing guidance for a reasonable estimate.

Goodwill and Other Intangible Assets

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

We regularly assess whether goodwill have been impaired and will adjust its carrying values whenever significant events or changes in circumstances indicate that some or all of the carrying value of the goodwill may not be recoverable. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operating performances of our businesses and products. Future events could cause us to conclude that impairment indicators exist and that the carrying value of our goodwill is impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. No impairment losses relating to goodwill have been recorded to date.

We evaluate the recoverability and measure the possible impairment of goodwill based on fair value calculations. The impairment test is a two-step process that begins with the estimation of the fair value of the reporting unit. Our goodwill is allocated to the chemical operating unit. The first step screens for potential impairment, and the second step measures the amount of the impairment, if any. As part of the first step to assess potential impairment, we compare our estimate of fair value for this operating unit to its book value. If the book value of the operating unit is greater than the estimate of its fair value, we would then proceed to the second step to measure the impairment, if any. The second step measures the amount of impairment by comparing the implied fair value of goodwill with its carrying value. As of December 31, 2009, the first step process resulted in no potential impairment; accordingly, we did not need to perform the second step measures.

We have selected December 31 as the date on which to perform our annual impairment test for goodwill.

Investment in EMG and other cost basis investments

The Company accounts for its 16.8% equity interest (includes 8.6% held by the Joint Venture) in EMG and a number of other investments on the basis of the cost method. EMG, which is one of the Company’s most significant holdings as of December 31, 2009, was acquired by Ampal and by a joint venture in which Ampal is a party in a series of transactions from Merhav, which is an entity controlled by one of the members of the Company’s controlling shareholder group. As a result, the transactions were accounted for as transfers of assets between entities under common control, which resulted in Merhav transferring the investment in EMG at carrying value. Due to the nature of Merhav’s operations, this entity would be treated as an investment company under U.S. GAAP, and as such, the carrying value of the investment in EMG would equal fair value. As a result, the 16.8% investment in EMG was transferred at carrying value, which equals fair value. Application of the cost basis method requires the Company to periodically review these investments in order to determine whether to maintain the current carrying value or to write down some or all of the investment. While the Company uses some objective measurements in its review, such as the portfolio company’s liquidity, achievement of milestones set forth in its business plan or projections and seeks to obtain relevant information from the company under review, the review process involves a number of judgments on the part of the Company’s management. These judgments include assessments of the likelihood of the company under review to obtain additional financing, to achieve future milestones, make sales and to compete effectively in its markets. In making these judgments the Company must also attempt to anticipate trends in the particular company’s industry as well as in the general economy. There can be no guarantee that the Company will be accurate in its assessments and judgments. To the extent that the Company is not correct in its conclusion it may decide to write down all or part of the particular investment.

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

ASC 320-10 (formerly SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”) and ASC 320-10 (formerly SAB 59, “Accounting for Noncurrent Marketable Equity Securities”), provide guidance on determining when an investment is other-than-temporarily impaired. Investments are reviewed quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In making this judgment, we evaluate, among other factors, the duration and extent to which the fair value of an investment is less than its cost; the financial health of the investee; and our intent and ability to hold the investment. Investments with an indicator are further evaluated to determine the likelihood of a significant adverse effect on the fair value and amount of the impairment as necessary. If market, industry and/or investee conditions deteriorate, we may incur future impairments.

Long- lived assets

On January 1, 2002, Ampal adopted ASC 360-10 (formerly SFAS 144, “Accounting for the Impairment or Disposal of Long- Lived Assets”). ASC 360-10 requires that long-lived assets, to be held and used by an entity, be reviewed for impairment and, if necessary, written down to the estimated fair values, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through undiscounted future cash flows.

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

We account for uncertain tax positions in accordance with ASC 740-10 (formerly FIN 48). The application of income tax law is inherently complex. As such, we are required to make many assumptions and judgments regarding our income tax positions and the likelihood of such tax positions being upheld if challenged by applicable regulatory authorities. Interpretations and guidance surrounding income tax laws and regulations change over time. As such, changes in our assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations.

Employee Stock-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-based Payment” (ASC 718 (formerly “FAS 123(R)”). ASC 718 and related interpretations and amends Accounting Standards Codification 230-10 (formerly SFAS No. 95, "Statement of Cash Flows” (“ASC 230-10”)). ASC 718 requires awards classified as equity awards to be accounted for using the grant-date fair value method. The fair value of stock options is determined based on the number of shares granted and the price of our common stock, and determined based on the Black-Scholes models, net of estimated forfeitures. We estimated forfeitures based on historical experience and anticipated future conditions.

In March 2005, the SEC issued ASC 718-10 (formerly SAB 107). ASC 718-10 provides supplemental implementation guidance on ASC 718, including guidance on valuation methods, inventory capitalization of share-based compensation cost, income statement effects, disclosures and other issues. ASC 718-10 requires share-based payment to be classified in the same expense line items as cash compensation. We have applied the provisions of ASC 718-10 in our implementation of ASC 718.

We elected to adopt the modified prospective transition method, permitted by ASC 718. Under such transition method, ASC 718 was implemented as of the first quarter of 2006 with no restatement of prior periods. The valuation provisions of ASC 718 apply to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of January 1, 2006, is recognized over the remaining service period using the grant-date fair value of those awards as calculated for pro forma disclosure purposes under ASC 718.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

ASC 810 (formerly SFAS No. 167)

In June 2009, the FASB issued accounting guidance contained within ASC 810, “Consolidation,” regarding the consolidation of variable interest entities (formerly SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”). ASC 810 is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company’s involvement with variable interest entities. This standard is effective for interim and annual periods ending after November 15, 2009. We are currently assessing the potential impacts, if any, on our consolidated financial statements.

RESULTS OF OPERATIONS

Fiscal year ended December 31, 2009 compared to fiscal year ended December 31, 2008:

General

The Company recorded a consolidated net loss of $20.8 million for the fiscal year ended December 31, 2009, as compared to a net loss of $16.7 million for the same period in 2008. The decrease in earnings is primarily attributable to gain from the repurchase of the Company's debentures in 2008.

In 2008 the Company included the results of operations of Gadot, which was purchased in three tranches, on December 3, 2007, June 3, 2008 and August 12, 2008, respectively. The following table is a summary of Gadot's results of operations for the years ended December 31, 2008 and 2009, respectively:

	2009	2008
	(U.S. dollars in millions)
Chemical income	$393.9	$534.9
Chemical expense	$362.6	$497.6
Marketing expense	$6.9	$10.8
Other expense (mainly general and administrative)	$19.0	$21.7
Interest expense	$6.7	$7.8
Net gain	$0.6	$1.9

           In the fiscal year ended December 31, 2009, the Company recorded $393.9 million of Chemical income, as compared to $534.9 million of Chemical income in the corresponding period in 2008. The decrease in Chemical income is mainly attributed to the slowdown in the markets, especially in Europe, which led to the decrease in quantities sold and product prices and due to significant decrease in the demand for chemical carrier shipping.

In the fiscal year ended December 31, 2009, the Company recorded $6.9 million of marketing expense, as compared to $10.8 million of marketing expense in the corresponding period in 2008. These expenses are attributable to Gadot's marketing expenses being composed mainly of salary and commission expenses.

In the fiscal year ended December 31, 2009, the Company recorded $38.4 million of general, administrative and other expense, as compared to $41.4 million in the corresponding period in 2008. The decrease is primarily the result of a restructuring plan that took place at Gadot.

In the fiscal year ended December 31, 2009, the Company recorded $0.4 million of minority interests in gain of subsidiaries, net, as compared to $1.4 million in the corresponding period in 2008. These gains are mainly attributable to currency exchange gain in the notes issued to the partners in the Joint Venture, resulting from changes in the valuation of the NIS compared to the U.S. dollar.

In the fiscal year ended December 31, 2009, the Company recorded $32.9 million in interest expense, as compared to $41.1 million in interest expense for the corresponding period in 2008. The decrease in interest expense relates to the decrease in interest rates of the Company's notes payable and the decrease of the Company's outstanding debentures due to the repurchase plan.

In the fiscal year ended December 31, 2009, the Company recorded $5.4 million currency exchange gain, as compared to a $13.2 million currency exchange gain for the corresponding period in 2008. The decrease in currency exchange gain is related to a change in the valuation of the NIS as compared to the U.S. dollar that mainly influenced the Company's debentures.

In the fiscal year ended December 31, 2009, the Company recorded $0.9 million of net realized gain on investments, compared to $1.3 million of net realized gain in the same period in 2008. The net gain recorded in 2009 was primarily attributable to the sale of Hod Hasharon Limited Partnership ($0.5 million gain) and the sale of certain assets by FIMI Opportunity Fund L.P ("FIMI") ($0.1 million gain).

Result of Operations Analyzed by Segments

	2009	2008
	(U.S. dollars in thousands)
Revenues:
Chemicals	$393,896	$535,424
Finance	14,288	19,852
Leisure-Time	2,400	2,770
	410,884	558,046
Equity in earning of affiliates	(1,214)	(1,409)
Total	$409,670	$556,637

In the fiscal year ended December 31, 2009, the Company recorded $409.7 million in revenue which was comprised of $393.7 million in the Chemicals segment, $14.4 million in the Finance segment, $2.4 million in the Leisure-Time segment and a $1.2 million loss in equity, as compared to $556.6 million for the same period in 2008 which was comprised of $535.4 million in the Chemicals segment, $19.9 million in the Finance segment, $2.8 million in the Leisure-Time segment and a $1.4 million loss in equity. The decrease in the Finance segment revenue is primarily related to gain of the debentures repurchase in 2008.

All revenues in the Chemicals segment are attributed to Gadot. Gadot's revenues in the year ended December 31, 2009 decreased by 26.4% as compared to the revenues in the year ended December 31, 2008. This decrease is mainly attributed to the slowdown in the markets, especially in Europe, which led to the decrease in quantities sold and product prices and due to significant decrease in the demand for chemical carrier shipping.

	2009	2008
	(U.S. dollars in thousands)
Expenses:
Chemicals	$397,434	$540,424
Finance	36,564	35,294
Leisure-Time	2,538	2,756
Total	$436,536	$578,474

In the fiscal year ended December 31, 2009, the Company recorded $436.5 million in expenses which was comprised of $397.4 million in the Chemicals segment, $36.6 million in the Finance segment and $2.5 million in the Leisure-Time segment, as compared to $578.5 million expense for the same period in 2008 which was comprised of $540.4 million in the Chemicals segment, $35.3 million in the Finance segment and $2.8 million in the Leisure-Time segment.

All expenses in the Chemicals segment are attributed to Gadot. Gadot's expenses in the year ended December 31, 2009 decreased by 26.5% as compared to the expenses in the year ended December 31, 2008. This decrease is mainly attributed to chemical commodity pricing being a derivative of the crude oil pricing. During 2008 the price of crude oil increased significantly and caused an increase in chemical commodity prices as well. Since September 2008, the price of crude oil decreased and led to a decrease in chemical commodity prices in 2009.

Fiscal year ended December 31, 2008 compared to fiscal year ended December 31, 2007:

General

The Company recorded a consolidated net loss of $16.7 million for the fiscal year ended December 31, 2008, as compared to a net income of $7.8 million for the same period in 2007. The decrease in earnings is primarily attributable to the gain on sale of discontinued operations in 2007, the increase in interest expense and increase in the Israeli consumer price index that the Company's debentures (issued in 2008) are linked to.

In 2008 the Company included the results of operations of Gadot, which was purchased in three tranches, on December 3, 2007, June 3, 2008 and August 12, 2008, respectively. In 2007, the Company included the results of operations of Gadot for one month – December. The following table is a summary of Gadot's results of operations for the year ended December 31, 2008 and for the month of December 2007, respectively:

	2008	December 2007
	(U.S. dollars in millions)
Chemical income	$534.9	$28.5
Chemical expense	$497.6	$26.2
Marketing expense	$10.8	$0.7
Other expense (mainly general and administrative)	$21.7	$1.0
Interest expense	$7.8	$0.2
Net gain	$1.9	$2.8

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

In the fiscal year ended December 31, 2008, the Company recorded a $1.4 million of minority interests in gain of subsidiaries, net, as compared to $1.6 million in the corresponding period in 2007. These losses are mainly attributable to currency exchange gain in the notes issued to the partners in the Joint Venture, resulting from changes in the valuation of the NIS compared to the U.S. dollar.

In the fiscal year ended December 31, 2008, the Company recorded a $41.1 million in interest expense, as compared to $10.1 million in interest expense for the corresponding period in 2007. The increase in interest expense relates to the increase in notes payable which the Company received to finance the purchase of Gadot, issuance of the Company's Series B debentures, increase in the Israeli consumer price index and the interest expense of Gadot which the Company included for the first time in December 2007.

In the fiscal year ended December 31, 2008, the Company recorded a $13.2 million currency exchange gain, as compared to a $3.1 million currency exchange loss for the corresponding period in 2007. The increase in currency exchange gain is related to a change in the valuation of the NIS as compared to the U.S. dollar that mainly influenced the Company's Series B debentures that were issued in April 2008.

In the fiscal year ended December 31, 2008, the Company recorded $1.3 million of net realized gain on investments, compared to $0.6 million of net realized gain in the same period in 2007. The net gain recorded in 2008 was primarily attributable to the sale of Hod Hasharon Limited Partnership ($0.8 million gain), the sale of certain assets by PSINet Europe, one of the holdings of one of Ampal’s investee companies Telecom Partners (“TP”) ($0.2 million gain), sale of certain assets by Ophir Holdings ($0.2 million gain) and the sale of certain assets by FIMI Opportunity Fund L.P ("FIMI") ($0.1 million gain).

Result of Operations Analyzed by Segments

	2008	2007
	(U.S. dollars in thousands)
Revenues:
Chemicals	$535,424	$31,922
Finance	19,852	4,867
Leisure-Time	2,770	2,531
	558,046	39,320
Equity in earning of affiliates	(1,409)	(1,523)
Total	$556,637	$37,797

In the fiscal year ended December 31, 2008, the Company recorded $556.6 million in revenue which was comprised of $535.4 million in the Chemicals segment, due to the acquisition of Gadot in 2007 and 2008, $19.9 million in the Finance segment, $2.8 million in the Leisure-Time segment and a $1.4 million loss in equity, as compared to $37.8 million for the same period in 2007 which was comprised of $31.9 million in the Chemicals segment, $4.9 million in the Finance segment, $2.5 million in the Leisure-Time segment and a $1.5 million loss in equity. The increase in the Finance segment revenue is primarily related to the increase in realized and unrealized gains on marketable securities and interest income from deposits.

All revenues in the Chemicals segment are attributed to Gadot. Gadot's revenues in the year ended December 31, 2008 increased by 49% as compared to the revenues in the year ended December 31, 2007. This increase is mainly attributed to the consolidation for the first time of a subsidiary of Gadot that Gadot purchased in 2008. Eliminating the contribution to revenues of such subsidiary, the revenues of Gadot in the year ended December 31, 2008 decreased by 26% as compared to the revenues in the year ended December 31, 2007. This increase in revenues is attributed to the winding-up of Chem –Tankers C.V., a 50% limited partnership, as of April 30, 2008, resulting in the distribution of the operating routes between the partners, previously presented as equity earnings of unconsolidated subsidiary, and to the increase in crude oil prices and its derivatives in the petrochemical industry.

	2008	2007
	(U.S. dollars in thousands)
Expenses:
Chemicals	$540,424	$27,788
Finance	35,294	25,216
Leisure-Time	2,756	2,420
Total	$578,474	$55,424

In the fiscal year ended December 31, 2008, the Company recorded $578.5 million in expenses which was comprised of $540.4 million in the Chemicals segment, due to the acquisition of Gadot in 2007 and 2008, $35.3 million in the Finance segment and $2.8 million in the Leisure-Time segment, as compared to $55.4 million expense for the same period in 2007 which was comprised of $27.8 million in the Chemicals segment, $25.2 million in the Finance segment and $2.4 million in the Leisure-Time segment. The increase in expenses in the Finance segment is primarily attributable to the increase in interest expense related to the notes issued to institutional investors in Israel and loans payable to Israel Discount Bank Ltd.

All expenses in the Chemicals segment are attributed to Gadot. Gadot's expenses in the year ended December 31, 2008 increased by 51% as compared to the expenses in the year ended December 31, 2007. This increase is mainly attributed to the consolidation for the first time of a subsidiary of Gadot that Gadot purchased in the year ended December 31, 2008. If eliminating the contribution to expenses of such subsidiary, the expenses of Gadot in the year ended December 31, 2008 increased by 26% as compared to the expenses in the year ended December 31, 2007. This increase in expenses is attributed to winding-up of Chem –Tankers C.V., a 50% limited partnership, as of April 30, 2008, a 50% limited partnership resulting in the distribution of the operating routes between the partners, previously presented as equity earnings of unconsolidated subsidiary, and to the increase in crude oil prices and its derivatives in the petrochemical industry.

SELECTED QUARTERLY FINANCIAL DATA

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(U.S. dollars in thousands, except per share data)
	Unaudited
Fiscal Year Ended December 31, 2009
Revenues	$125,233	$95,097	$102,945	$82,210
Net interest expense	7,274	6,131	13,233	2,878
Net (loss) income	12,494	(13,404)	(18,131)	(1,761)
Basic and diluted EPS:
Earnings (Loss) per share of Class A Stock	0.22	(0.24)	(0.32)	(0.03)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(U.S. dollars in thousands, except per share data)
	Unaudited
Fiscal Year Ended December 31, 2008
Revenues	$128,729	$153,904	$143,937	$130,067
Net interest expense	3,777	8,998	16,864	6,982
Net (loss) income	(10,275)	(17,370)	(12,642)	23,576
Basic EPS
Earnings (Loss) per share of Class A Stock	(0.18)	(0.3)	(0.22)	0.41
Diluted EPS:

Earnings (Loss) per share of Class A Stock	(0.18)	(0.3)	(0.22)	0.39

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

On December 31, 2009, cash, cash equivalents and marketable securities were $100.7 million, as compared with $121.6 million in 2008. The decrease is mainly attributable to purchase of fixed assets and investments that the Company made.

As of December 31, 2009, the Company had $29.3 million of marketable securities as compared to $52.9 million in 2008. The decrease is attributable to the sale of marketable securities.

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

Cash flows from operating activities

Net cash provided by operating activities totaled approximately $1.1 million for the fiscal year ended December 31, 2009, as compared to approximately $1.0 million used in operating activities in 2008. The increase in cash flows from operating activities is mainly attributed to improved collection from customers.

Cash flows from investing activities

Net cash used in investing activities totaled approximately $6.7 million for the fiscal year ended December 31, 2009, as compared to approximately $171.2 million used in investing activities in 2008. The change in net cash used in investing activities is primarily attributable to proceeds from the sale of available-for-sale securities in 2009, which were partially offset by increase in capital improvements in 2009, and deposits granted, investments made in affiliates and available-for-sale shares in 2008.

Cash flows from financing activities

Net cash provided by financing activities was approximately $2.0 million for the fiscal year ended December 31, 2009, as compared to approximately $195.6 million of net cash provided by financing activities in 2008. The change in net cash used in financing activities is primarily attributable to the issuance of the Company’s Series B debentures in the amount of $166.9 million in 2008 and by the increase of the notes payable.

For information on the debt financing of the 012 acquisition in January 2010, see "- Financing of the 012 Acquisition" below.

 Investments

On December 31, 2009, the aggregate fair value of trading and available-for-sale securities were approximately $27.2 million, as compared to $52.9 million on December 31, 2008. The decrease in 2009 is mainly attributable to the sale of marketable securities.

a)	In 2009 the Company made the following investments:

1.	Option Agreement for Sugarcane Ethanol Project in Colombia.

On December 31, 2009, Ampal signed the Exercise Agreement with Merhav pursuant to which it exercised, subject to certain conditions, its Option to convert Ampal’s existing loan to Merhav (consisting of $20 million of principal plus accrued interest) (the “Loan”) into a 25% equity interest in the Project being developed by Merhav. The Loan is evidenced by the Note, issued by Merhav in favor of Ampal, and is secured by Merhav’s pledge of its shares of Class A Stock of Ampal, pursuant to the Pledge Agreement between Merhav and Ampal. Merhav’s obligations under the Note are guaranteed by Mr. Yosef A. Maiman pursuant to the Guaranty. The Option is evidenced by the Option Agreement between Merhav and Ampal, as amended. The Loan, Option and related transactions are summarized in previously filed annual and periodic reports.

Pursuant to the Exercise Agreement, the conversion of the Loan into a 25% equity interest in the Project will take the form of the issuance to Ampal of 25% of all of the issued and outstanding equity interests in Merhav Energies. The purchase price for the 25% equity stake in Merhav Energies, to be paid at closing, is the outstanding balance of the Note on December 31, 2009, or approximately $22.249 million. The closing of the purchase of the 25% equity stake and the conversion of the Loan is subject to, among other things, (i) the Qualified Financing Date, (ii) the payment in full of all outstanding amounts due and payable under the Note, and (iii) the delivery at closing of the Shareholders’ Agreement by Merhav and Ampal, setting forth certain agreements relating to the governance of Merhav Energies. At closing, the Note and the Guaranty shall be cancelled and the pledge of Merhav’s shares of Class A Stock under the Pledge Agreement shall be released. The closing is to occur on the Qualified Financing Date or as soon as practicable thereafter, but no later than December 31, 2010. The Exercise Agreement contains other customary closing conditions, as well as customary representations and warranties.

Pursuant to the Exercise Agreement, the Note was amended to extend its maturity date to the earlier of the Qualified Financing Date or December 31, 2010. Additionally, Merhav and Ampal have agreed that, under certain circumstances, each will arrange for loans to Merhav Energies from to time to time through third parties, directly or indirectly, for up to $15 million.

As stated above, as a condition to closing Ampal’s purchase of a 25% equity stake in Merhav Energies, Merhav, Ampal and Merhav Energies will enter into the Shareholders’ Agreement, to provide for, among other things, (i) restrictions on the transfer of shares of Merhav Energies, (ii) a right of first refusal on transfers of shares of Merhav Energies, (iii) tag-along and drag-along rights on the transfer of shares of Merhav Energies, (iv) preemptive rights on the issuance of new shares of capital stock (or other equity interest) by Merhav Energies, subject to the anti-dilution rights of Ampal, and (v) the right of Ampal to designate 25% of the directors of Merhav Energies. In addition to preemptive rights under the Shareholders’ Agreement, Ampal has been granted anti-dilution protection, which may result in the issuance of additional shares of Merhav Energies to Ampal, in the event that, prior to end of the 180 day period following the commencement of the Project’s operations, Merhav sells, or Merhav Energies issues, shares of Merhav Energies at a per share price that is less than the per share price paid by Ampal under the Exercise Agreement.

Merhav is a multinational corporation with interests in a range of sectors, including energy, infrastructure projects and agriculture. Merhav is a significant shareholder of Ampal and is wholly owned by Mr. Yosef A. Maiman, the President, CEO and member of the controlling shareholder group of Ampal. Because of the foregoing relationship, a special committee of the Board of Directors of Ampal composed of Ampal’s independent directors negotiated and approved the transaction. Houlihan Lokey Howard & Zukin Financial Advisors, Inc., which has been retained as financial advisor to the special committee, advised the special committee on this transaction.

2.	Additional investment of $0.6 million in GWE.

3.	A loan to Bay Heart of $1.2 million.

4.
In March 2009 Gadot purchased a 39% stake in the shipping agency F.C.C. SHIPPING Ltd. for the amount of $0.4 million. F.C.C. SHIPPING Ltd. was nominated as the exclusive agent in Israel of Hanjin Shipping, a Korean shipping company.

For information on the 012 acquisition in January 2010, see "- Financing of the 012 Acquisition" below.

b)            In 2009, Ampal made the following dispositions:

1.	During 2009, the Company received proceeds in the total amount of $0.3 million from the sales of certain investments by FIMI.

2.	In April 2009, the Company received $0.5 million from the sale of Country Club Hod Hasharon Sport Center.

Debt

Notes issued to institutional investors in Israel, the convertible note issued to Merhav and other loans payable pursuant to bank borrowings are either in U.S. dollars, linked to the Consumer Price Index in Israel or in unlinked New Israel Shekels, with interest rates varying depending upon their linkage provision and mature between 2009-2019.

The Company finances its general operations and other financial commitments through bank loans from Bank Hapoalim, Union Bank of Israel and Israel Discount Bank Ltd. ("Discount Bank"). As of December 31, 2009, the outstanding indebtedness under these bank loans totaled $394.9 million and the loans mature through 2009-2019.

On April 29, 2008, Ampal completed a public offering in Israel of NIS 577.8 million (approximately $166.8 million) aggregate principal amount of Series B Debentures due 2017. The debentures are linked to the Israeli consumer price index and carry an annual interest rate of 6.6%. The debentures rank pari passu with Ampal’s unsecured indebtedness. The debentures will be repaid in five equal annual installments commencing on January 31, 2012, and the interest will be paid semi-annually. As of December 31, 2009, the outstanding debt under the debentures amounts to $143.2 million, due to the change in valuation of the NIS as compared to the U.S. dollar. Ampal deposited an amount of $44.6 million with Clal Finance Trusties 2007 Ltd. in accordance with a trust agreement dated April 6, 2008, to secure the first three years worth of payments of interest on the debentures. As of December 31, 2009 the outstanding amount of the deposit was $25.3 million. The debt offering was made solely to certain non-U.S. institutional investors in accordance with Regulation S under the U.S. Securities Act of 1933, as amended. The debentures have not been and will not be registered under the U.S. securities laws, or any state securities laws, and may not be offered or sold in the United States or to United States persons without registration unless an exemption from such registration is available. Midroog Ltd. (an affiliate of Moody's Investors Service) currently rates Ampal's Series A and Series B Debentures as A3 on its "Watchlist.”

Ampal funded the Gadot transaction with a combination of available cash and the proceeds of the Credit Facility, dated November 29, 2007, between MAE and Discount Bank, for approximately $60.7 million, which amount was increased, on the same terms and conditions, on June 3, 2008, by approximately $11.3 million in order to fund the second stage of the transaction and on September 23, 2008, by approximately $15.4 million in order to fund the third stage of the transaction. The Credit Facility is divided into two equal loans of approximately $43.7 million. The first loan is a revolving loan that has no principal payments and may be repaid in full or in part on December 31 of each year until 2019, when a single balloon payment will become due. The second loan also matures in 2019, has no principal payments for the first one and a half years, and shall thereafter be paid in equal installments over the remaining ten years of the term. Interest on both loans accrues at a floating rate equal to LIBOR plus a percentage spread and is payable on a current basis. Ampal has guaranteed all the obligations of MAE under the Credit Facility and Ampal’s interest in Gadot has also been pledged to Discount Bank as a security for the Credit Facility.  Yosef Maiman has agreed with Discount Bank to maintain ownership of a certain amount of the Company’s Class A Stock. The Credit Facility contains customary affirmative and negative covenants for credit facilities of this type.

As of December 31, 2009, the Company has a $6.6 million loan with Union Bank of Israel that bears interest at the rate of LIBOR plus 2% to be repaid in six annual installments commencing on April 2, 2008 and various other loans with Union Bank of Israel in the aggregate amount of $5.3 million bearing interest at rates between 2.25% and 2.9% to be repaid until 2011. The loan agreement contains financial and other covenants.

As of December 31, 2009, the Company has a $13.5 million loan with Bank Hapoalim as part of a $27 million loan facility. The funds borrowed under the loan facility are due in six annual installments commencing on December 31, 2007 and bear interest at an annual rate of LIBOR plus 2%. The related loan agreement contains financial and other covenants including an acceleration of payment upon the occurrence of certain changes in the ownership of the Company’s Class A Stock. As of December 31, 2009, the Company is in compliance with its debt covenants.

On November 20, 2006, the Company entered into a trust agreement with Hermetic Trust (1975) Ltd. pursuant to which the Company issued Series A debentures to institutional investors in Israel in the principal aggregate amount of NIS 250.0 million (approximately $58.0 million) with an interest rate of 5.75%, which is linked to the Israeli consumer price index. The debentures were registered for trading on the TASE in August 2007. The debentures rank pari passu with our unsecured indebtedness. The debentures will be repaid in five equal annual installments commencing on November 20, 2011, and the interest is paid semi-annually. As of December 31, 2009, the outstanding debt under the debentures amounts to $67.8 million.

The Company had a short term loan from Bank Hapoalim in the amount of $3.5 million, bearing interest of 2.88%, which is to be repaid by June 2010, and a revolving short term loan in the amount of $3.0 million bearing interest of 4.5%.

As of December 31, 2009, the Company has a $97.1 million loan from institutional investors who own 50% of Merhav Ampal Energy Holdings, LP. The loan is not linked to the Consumer Price Index in Israel, bears no interest and is repayable upon agreement by both parties.

As of December 31, 2009, Gadot, a wholly owned subsidiary of Ampal, has short term loans, including current maturities, payable in the amount of $98.8 million and long term loans payable in the amount of $79.3 million. The various short term loans payable are either unlinked or linked to the USD or Euro and bear interest at rates between 3% to 7%. The various long term loans payable are either unlinked or linked to the Consumer Price Index in Israel or linked to the USD or Euro and bear interest at rates between 4.4% to 9.1%.

As of December 31, 2009, the Company, trough MAE, has two loans of approximately $43.7 million each from Discount Bank. The first loan is a revolving loan that has no principal payments and may be repaid in full or in part on December 31 of each year until 2019, when a single balloon payment will become due. The second loan also matures in 2019, has no principal payments for the first 1.5 years, and shall thereafter be paid in equal installments over the remaining 9.5 years of the term. Interest on both loans accrues at a floating rate equal to LIBOR plus a percentage spread and is payable on a current basis. Ampal has guaranteed all the obligations of MAE under the credit facility and Ampal’s interest in Gadot has also been pledged to Discount Bank as a security for the Credit Facility.  In addition, Yosef A Maiman has agreed to maintain ownership of a certain amount of the Company’s Class A Common Stock throughout the term of the loan. The credit facility contains customary affirmative and negative covenants for credit facilities of this type.

The weighted average interest rates and the balances of these short-term borrowings at December 31, 2009 and December 31, 2008 were 2.4% on $170.9 million and 5.1% on $157.2 million, respectively.

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3-5 years	More than 5 years
Long-Term Debt (4)	$223,996	$--	$139,201	$15,706	$69,089
Debentures	$215,377	$--	$60,185	$84,363	$70,829
Short-Term Debt	$170,922	$170,922	$--	$--	$--
Expected interest payment (3) (4)	$87,310	$18,588	$33,517	$18,131	$9,461
Capital Call Obligation (1)	$2,800	$2,800	$--	$--	$--
Operating Lease Obligation (2)	$230,009	$46,066	$86,508	$32,523	$64,913
Capital Lease Obligation	$--	$--	$--	$--	$--
Ship Purchase Obligations	$49,246	$21,887	$27,359	$--	$--
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet Under GAAP
Total	$979,661	$260,263	$346,770	$150,722	$214,292

(1)	See Note 19(h) to Ampal’s consolidated financial statements included in this Report for the fiscal year ended December 31, 2009.

(2)	See Note 19 to Ampal’s consolidated financial statements included in this Report for the fiscal year ended December 31, 2009.

(3)	In calculating estimated interest payments on outstanding debt obligations, the Company assumed an exchange rate as of December 31, 2009 of NIS 3.775 to 1 U.S. dollar.

(4)
As a result of the financing described below, related to the acquisition of 012 Smile, The Company will have approximately $274 million additional long term debt. The Company expected interest payments are also expected to increase by approximately $15 million in the next year.

As of December 31, 2009, the Company issued guarantees on certain outstanding loans to its investees and subsidiaries in the aggregate principal amount of $41.2 million. This includes:

(1)	The Company provided an $8.6 million guarantee on indebtedness incurred by Bay Heart.

(2)	$32.6 million guarantees of Gadot for outstanding loans.

Financing of the 012 Acquisition

On January 31, 2010, Ampal, through its indirect wholly owned subsidiary MAE and MAE's wholly owned subsidiary 012 Smile (formerly Ampal Investments and Communications 2009 Ltd.), completed its previously announced purchase of the current on-going business of 012 for 1.2 billion NIS, or approximately $322 million, pursuant to the 012 Agreement  Ampal, through its subsidiaries, acquired substantially all the assets and liabilities of 012, including all of its customer and supplier agreements, management, employees, infrastructure, equipment and other assets, but excluding (i) certain retained cash and other customary excluded assets, (ii) the rights and obligations of 012 related to the acquisition of Bezeq – The Israeli Telecommunications Corporation Ltd. and (iii) certain indebtedness and other liabilities.  Prior to closing of the acquisition, 012 Smile received all required licenses for the conduct of the business from the Israeli Minister of Communication.

Ampal financed the 012 transaction with a combination of (i) available cash, (ii) the proceeds of the 012 Credit Facility, for 800 million NIS, (approximately $215 million) and (iii) 012 Loan Agreement, for 220 million NIS (approximately $59 million).

012 Credit Facility

The loan under the 012 Credit Facility was funded 80% by Leumi and 20% by Discount. Leumi was appointed arranger on behalf of the Bank Lenders.   The 012 Credit Facility, denominated in NIS, is divided into three tranches as follows: 500 million NIS (or approximately $134 Million), 200 million NIS (or approximately $54 Million) and 100 million NIS (or approximately $27 Million), respectively, which are subject to the following terms:

•
The first tranche matures in 2017, with the principal payable in fourteen equal semi-annual installments, with the first payment due on July 31, 2010. The interest on the first tranche accrues at a rate of 4.2% per year, payable every three months, with the first payment due on April 30, 2010. The principal and interest payments are linked to the Israeli consumer price index.

•
The second tranche has no principal payments until maturity in 2017, when a single balloon payment will become due. The interest on the second tranche accrues at a rate of 5.1% per year, payable every three months, with the first payment due on April 30, 2010.  The principal and interest payments are linked to the Israeli consumer price index.

•
The third tranche is a revolving loan for terms of three, six or twelve months, at the discretion of 012 Smile, provided that the final maturity of the loan is no later than July 31, 2013. The interest on the third tranche is based on the prime interest plus a spread and accrues at a rate of prime plus 0.75% per year, is payable every three months, with the first payment due three months after receipt of the relevant loan amount.

The 012 Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including, among others, (i) providing the Bank Lenders with certain financial information, (ii) the maintenance by 012 Smile of a minimum EBIDTA, (iii) the maintenance by 012 Smile of certain debt service ratios, (iv) the maintenance by 012 Smile of certain minimum debt to EBIDTA ratios, (v) limitations on distributions and dividends to stockholders by 012 Smile, subject to certain exceptions, and (vi) ensuring that 012 Smile remains the sole owner of the acquired business of 012 and that it does not make any material changes to the business or to its corporate structure.

The 012 Credit Facility provides for customary events of default, including, among others, failure to pay any principal or interest when due, failure to comply with covenants, any material representation or warranty made by 012 Smile proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting the Company, 012 Smile or their respective affiliates, defaults relating to certain other indebtedness, revocation of a permit or license required in the operations of 012 Smile's business, the merger, spin-off or the like of 012 Smile, the Company or affiliates thereof, imposition of certain judgments and a change in control of the Company or 012 Smile.

012 Smile's rights and assets have been pledged to the Bank Lenders as security for the 012 Credit Facility. The Company and MAE have also guaranteed all the obligations of 012 Smile under the 012 Credit Facility, as well as up to 43 million NIS (or approximately $11.5 Million) of additional credit from the Bank Lenders. MAE also pledged to the Bank Lenders all the equity it holds in, or debt owed to it by, 012 Smile.  In addition, the Company agreed with the Bank Lenders to comply with certain covenants during the period of its guarantee, including, among others, to maintain a minimum stockholders' equity and a maximum ratio of net indebtedness to net capitalization, and that Mr. Yosef A. Maiman would remain the controlling stockholder of the Company.

012 Loan Agreement

Pursuant to the 012 Loan Agreement, the 220 million NIS (or approximately $59 million) principal of the loan is payable in equal semi-annual installments on January 31 and July 31 of each year, with the first payment due on January 31, 2012. The interest on the loan accrues at a rate of 7% per year, payable in equal semi-annual installments on January 31 and July 31 of each year, with the first payment due on January 31, 2011.  The principal and interest payments are linked to the Israeli consumer price index.  The loan is also subject to a semi-annual fee at a rate of 0.5% of the unpaid principal and a semi-annual fee based, among other things, on the EBIDTA of 012 Smile.

012 Smile's rights and assets will be pledged (subject to the approval for such pledge by the Israeli Minister of Communication)  to the Institutional Lenders as security for the 012 Loan Agreement.  MAE also pledged to the Institutional Lenders all the equity and debt it holds in or is owed by 012 Smile. The Company has also guaranteed all the obligations of 012 Smile under the 012 Loan Agreement. An amount of 20 million NIS (or approximately $5.3 Million) from the loan amount was also deposited in a special account, which was pledged by MAE in favor of the Institutional Lenders.

The 012 Loan Agreement contains customary affirmative and negative covenants for credit facilities of this type, including, among others, (i) the maintenance of minimum stockholders' equity in the Company, (ii) the maintenance by the Company of a maximum ratio of net indebtedness to net capitalization, (iii) the maintenance by 012 Smile of a maximum ratio of indebtedness to EBIDTA, (iv) certain limitations on payment of management fees to the controlling stockholders of 012 Smile, (v) providing the Institutional Lenders with certain financial information, and (vi) mandatory pre-payment obligations in the event of certain dispositions by MAE. In addition, the Company has agreed not to distribute any dividends prior to the first interest payment date under the 012 Loan Agreement, which is January 31, 2012.

The 012 Loan Agreement provides for customary events of default, including, among others, failure to pay any principal or interest when due, failure to comply with covenants, any material representation or warranty made by MAE or 012 Smile proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting the Company, MAE or 012 Smile, defaults relating to certain other indebtedness (including indebtedness to the Bank Lenders), Mr. Yosef A. Maiman, ceasing to be a controlling stockholder of the Company, revocation of a permit or license required in the operations of 012 Smile's business, imposition of certain judgments, a sale of the business or assets of MAE or 012 Smile, a change in control of MAE or  012 Smile and a downgrading of the Company's publicly traded notes by Israeli domestic rating agencies to BB+ or less or revocation of such rating.

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

As of December 31, 2009, the Company had open foreign currency forward exchange contracts to purchase U.S. dollars and sell Euros in the amount of $5.8 million, to purchase Euro and sell U.S. dollars in the amount of $1.6 million and to purchase U.S. dollars and sell NIS in the amount of $2.0 million.

On May 15, 2008, the Company entered into a SWAP agreement with respect to its Series B debentures, in the principal amount of $165.7 million, due 2016. As a result of this agreement, the Company is currently paying an effective interest rate of LIBOR plus 5.12% on $43.9 million of these debentures, as compared to the original 6.6% fixed rate which is linked to the Israeli consumer price index.

On April 1, 2009, the Company entered into a interest rate SWAP agreement with respect to its loan to finance the purchase of Gadot in the principal amount of $43.7 million, due 2019. As a result of this agreement, the Company is currently paying a fixed interest rate of 2.95% as compared to LIBOR in the original Gadot Loan Agreement.

As of December 31, 2009, the value of the currency SWAPs resulted in a $3.1 million decrease in other assets and a corresponding increase in interest expense.

CHANGES IN SHAREHOLDERS EQUITY

There were no repurchase of shares during the fourth quarter of the fiscal year ended December 31, 2009.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS AND SENSITIVITY ANALYSIS

The Company is exposed to various market risks, including changes in interest rates, foreign currency exchange rates and equity price changes. The following analysis presents the hypothetical loss in earnings, cash flows and fair values of the financial instruments which were held by the Company at December 31, 2009, and are sensitive to the above market risks.

During the fiscal year ended December 31, 2009, there have been no material changes in the market risk exposures facing the Company as compared to those the Company faced in the fiscal year ended December 31, 2008.

Interest Rate Risks

At December 31, 2009, the Company had financial assets totaling $103.1 million and financial liabilities totaling $610.2 million. For fixed rate financial instruments, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate financial instruments, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

At December 31, 2009, the Company did not have fixed rate financial assets and had variable rate financial assets of $103.1 million. A ten percent decrease in interest rates would not increase the unrealized fair value of the fixed rate assets.

At December 31, 2009, the Company had fixed rate debt of $325.5 million and variable rate debt of $284.7 million. A ten percent decrease in interest rates would increase the unrealized fair value of the financial debts in the form of the fixed rate debt by approximately $5.1 million.

The net decrease in earnings and cash flow for the next year resulting from a ten percent interest rate increase would be approximately $1.1 million, holding other variables constant.

Foreign Currency Exchange Rate Sensitivity Analysis

The Company’s exchange rate exposure on its financial instruments results from its investments and ongoing operations. As of December 31, 2009, the Company had open foreign currency forward exchange contracts to purchase U.S. dollars and sell Euros in the amount of $5.8 million, to purchase Euro and sell U.S. dollars in the amount of $1.6 million and to purchase U.S. dollars and sell NIS in the amount of $2.0 million. Holding other variables constant, if there were a ten percent devaluation of the foreign currency, the Company’s cumulative translation loss reflected in the Company’s accumulated other comprehensive loss would increase by $7.8 million, and regarding the statements of operations a ten percent devaluation of the U.S. Dollar exchange rate would be reflected in a net increase in earnings and cash flow would be $23.1 million, and a ten percent devaluation of the Euro exchange rate would be reflected in a net increase in earnings and cash flow would be $0.1 million.

Equity Price Risk

The Company’s investments at December 31, 2009, included trading marketable securities which are recorded at a fair value of $2.2 million, including a net unrealized gain of $0.1 million, and $27.2 million of trading securities that are classified as available for sale, including a net unrealized loss of $1.4 million. Those securities have exposure to equity price risk. The estimated potential loss in fair value resulting from a hypothetical ten percent decrease in prices quoted on stock exchanges is approximately $2.9 million. There would be no impact on cash flow resulting from a hypothetical ten percent decrease in prices quoted on stock exchanges.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages 1 through 35 of the financial statements attached to this annual report.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). The Company’s management with the participation of the Company’s Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

Attestation Report of the Registered Public Accounting Firm

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by Kessleman & Kesselman, a member of PricewaterhouseCoopers International Limited, an independent registered public accounting firm, as stated in their report attached hereto.

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

       None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to directors, executive officers and corporate governance required by this Item 10 is herby incorporated in this Annual Report on Form 10-K by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, for our annual meeting of stockholders to be held in 2010.

ITEM 11.  EXECUTIVE COMPENSATION

The information with respect to executive compensation required by this Item 11 is herby incorporated in this Annual Report on Form 10-K by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, for our annual meeting of stockholders to be held in 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information with respect to security ownership of certain beneficial owners and management and related stockholder matters required by this Item 12 is herby incorporated in this Annual Report on Form 10-K by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, for our annual meeting of stockholders to be held in 2010.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information with respect to certain relationships and related transactions and director independence required by this Item 13 is herby incorporated in this Annual Report on Form 10-K by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, for our annual meeting of stockholders to be held in 2010.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information with respect to principal accountant fees and services required by this Item 14 is herby incorporated in this Annual Report on Form 10-K by reference to our Proxy Statement, to be filed with the securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, for our annual meeting of stockholders to be held in 2010.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this report:

Page Reference
(1) Financial Statements and Supplementary Data

Ampal-American Israel Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm	1

Consolidated Balance Sheets as of December 31, 2009 and 2008	2

Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007	4

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007	5

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2009, 2008 and 2007	7

Consolidated Statements of Comprehensive Income for the years ended December 31, 2009, 2008 and 2007 (included as part of the Statements of Changes in Shareholders’ Equity for the respective years)	7

Notes to Consolidated Financial Statements	10

Supplementary Data:

Selected quarterly financial data for the years ended December 31, 2009 and 2008	42 of annual report

(2) Financial Statement Schedules

(i)	Schedule of Representative Rates of Exchange between the U.S. dollar and NIS for three years ended December 31, 2009

Representative Rates of Exchange
Between the U.S. dollar and the New Israeli Shekel
For the Three Years Ended December 31, 2009

The following table shows the amount of NIS equivalent to one U.S. dollar on the dates indicated (or the nearest date thereto, if the exchange rate was not publicized on that date):

	2009	2008	2007
March 31	4.1880	3.5530	4.155
June 30	3.9190	3.3520	4.249
September 30	3.7580	3.4210	4.013
December 31	3.7750	3.8020	3.846

(ii)	Valuation and Qualifying Accounts

VALUATION AND QUALIFIYING ACCOUNTS

For the Three Years Ended December 31, 2009

(U.S. $ in thousands)

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
Year ended December 31, 2009	$300	$1,235	$(135)	$--	$1,400

Year ended December 31, 2008	$--	$300	$--	$--	$300

Year ended December 31, 2007	$--	$--	$--	$--	$--

ALLOWANCE IN RESPECT OF CARRYFORWARD TAX LOSSES:

	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
Year ended December 31, 2009	$26,413	$4,037	$--	$--	$30,450

Year ended December 31, 2008	$24,474	$1,939	$--	$--	$26,413

Year ended December 31, 2007	$26,387	$(1,913)	$--	$--	$24,474

(iii)	Reports of Other Certified Public Accountants filed pursuant to Rule 2-05 of Regulation S-X:

Bay Heart Ltd.
Chemship B.V.
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

Exhibit 10 - Material Contracts

10a.	The Company’s 2000 Incentive Plan (Filed as an exhibit to the Company’s Proxy Statement for the 2000 Annual Meeting of Shareholders).*

10b.	Amendment to the Company’s 2000 Incentive Plan adopted by the Board of Directors on February 14, 2002. (Filed as Exhibit 10i to the report on Form 10-K filed on March 27, 2003). *

10c.
Compensation and Indemnification Agreement, dated as of December 13, 2004, between Ampal-American Israel Corporation and each of Mr. Yehuda Karni, Mr. Eitan Haber and Mr. Menachem Morag. (Filed as Exhibit 10j to the report on Form 10-K filed on March 15, 2005).

10d.	Omnibus Agreement, dated as of December 1, 2005, between Merhav Ampal Energy Ltd. and Merhav M.N.F. Ltd. (Filed as Exhibit 10l to the report on Form 10-K filed on March 29, 2006).

10e.	Form of Option Agreement pursuant to the 2000 Incentive Plan (Filed as Exhibit 99.1 of Form 8-K, filed with the SEC on October 11, 2005, and incorporated herein by reference). *

10f.
Form of Option Agreement for December 12, 2006 grants pursuant to the 2000 Incentive Plan. (Filed as Exhibit 10o to Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 000-00538). *

10g.
Stock Purchase Agreement between Merhav Ampal Energy Ltd.and Merhav M.N.F. Ltd., dated August 1, 2006 (Filed as Exhibit 10 of Form 8-K, filed with the SEC on August 3, 2006, an incorporated herein by reference).

10h.
Stock Purchase Agreement between Merhav Ampal Energy Ltd. and Merhav M.N.F. Ltd., dated November 28, 2006 (Filed as Exhibit 10.1 to Form 8-K, filed with the SEC on December 1, 2006, and incorporated herein by reference).

10i.
Agreement of Certain Shareholders between Merhav Ampal Energy Ltd. and Merhav M.N.F. Ltd. dated August 1, 2006. (Filed as Exhibit 10r to Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 000-00538).

10j.
Form of Convertible Promissory Note between Ampal-American Israel Corporation and Merhav M.N.F. Ltd. (Filed as Exhibit 10.2 to Form 8-K, filed with the SEC on December 1, 2006, and incorporated herein by reference).

10k.
English translation of the original Hebrew language Form of Employment Agreement for each of Yosef A. Maiman, Irit Eluz, Yoram Firon, Amit Mantsur and Zahi Ben-Atav. (Filed as Exhibit 10x to Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 000-00538). *

10l.
Understanding for the Repayment of a Foreign Currency Loan between Bank Hapoalim BM and Ampal (Israel) Ltd. dated April 26, 2007. (Filed as Exhibit 10.1 to Report on Form 10-Q, filed with the SEC on May 15, 2007).

10m.	Letter of Understanding between Bank Hapoalim BM and Ampal Israel (Ltd), dated April 26, 2007. (Filed as Exhibit 10.2 to Report on Form 10-Q, filed with the SEC on May 15, 2007).

10n.	Letter of Understanding between Bank Hapoalim BM and Ampal-American Israel Corporation, dated April 26, 2007 (Filed as Exhibit 10.3 to Report on Form 10-Q, filed with the SEC on May 15, 2007).

10o.
Agreement among Ampal Industries Inc., Phoenix Holdings Ltd. and Golden Meybar (2007) Ltd., dated July 10, 2007 (Filed as Exhibit 10.2 to Form 10-Q, filed with the SEC on August 8, 2007, and incorporated herein by reference).

10p.
Agreement between Merhav Ampal Energy Ltd. and Netherlands Industrial Chemical Enterprises B.V., dated November 20, 2007, to purchase a 65.5% controlling interest in Gadot Chemical Tankers and Terminals Ltd. (Filed as Exhibit 10ee to Report on Form 10-K for the fiscal year ended December 31, 2007, File No. 000-00538).

10q.
Credit Facility between Merhav Ampal Energy Ltd. and Israel Discount Bank Ltd., dated November 29, 2007, for the funding of the Gadot transaction (Filed as Exhibit 10ff to Report on Form 10-K for the fiscal year ended December 31, 2007, File No. 000-00538).

10r.
Option Agreement between the Company and Merhav M.N.F. Ltd., dated December 25, 2007, providing Ampal with the option to acquire up to a 35% equity interest in a sugarcane ethanol production project in Colombia (Filed as Exhibit 10gg to Report on Form 10-K for the fiscal year ended December 31, 2007, File No. 000-00538).

10s.
Amended Option Agreement between the Company and Merhav M.N.F. Ltd., dated December 25, 2008, providing Ampal with the option to acquire up to a 35% equity interest in a sugarcane ethanol production project in Colombia (Filed as Exhibit 10ee to Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 000-00538).

10t.	Promissory Note, dated as of December 25, 2007, by Merhav M.N.F. Ltd. in favor of Ampal (Filed as Exhibit 10hh to Report on Form 10-K for the fiscal year ended December 31, 2007, File No. 000-00538).

10u.
Amended and Restated Promissory Note, dated as of December 25, 2008, by Merhav M.N.F. Ltd. in favor of Ampal (Filed as Exhibit 10gg to Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 000-00538).

10v.	Pledge Agreement, dated December 25, 2007, between Merhav M.N.F. Ltd. and Ampal (Filed as Exhibit 10ii to Report on Form 10-K for the fiscal year ended December 31, 2007, File No. 000-00538).

10w.
Guaranty Agreement, dated December 25, 2008, between Yosef A. Maiman, Merhav M.N.F. Ltd. and Ampal (Filed as Exhibit 10ii to Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 000-00538).

10x.
Form of Stock Option Certificate pursuant to the 2000 Incentive Plan for Repricing of Options on December 8, 2008 (Filed as Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on December 12, 2008, and incorporated herein by reference).*

10y.
Form of Stock Option Certificate pursuant to the 2000 Incentive Plan for Options Granted on December 8, 2008 (Filed as Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on December 12, 2008, and incorporated herein by reference).*

10z.
English translation of Hebrew Language Employment Agreement between Gadot Chemical Tankers and Terminals Ltd. and Erez I. Meltzer, dated April 13, 2009 (Filed as Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on April 14, 2009, and incorporated herein by reference).*

10aa.	Asset Purchase Agreement, dated November 16, 2009, as amended on January 26, 2010, between Merhav Ampal Energy Ltd. (on behalf of 012 Smile Telecom Ltd.) and 012 Smile Communications Ltd.

10bb.	English translation of the original Hebrew language 012 Credit Facility, dated January 31, 2010, between 012 Smile Telecom Ltd., Bank Leumi Le'Israel B.M. and Israel Discount Bank Ltd.

10cc.
English translation of the original Hebrew language 012 Loan Agreement, dated January 31, 2010, between Merhav Ampal Energy Ltd., 012 Smile Telecom Ltd., Harel Insurance Company Ltd. and its affiliates and Menora Mivtachim Insurance Ltd. and its affiliates.

10dd.
Option Exercise Agreement, dated December 31, 2009, between Ampal and Merhav M.N.F. Ltd., pursuant to which Ampal exercised its option to convert Ampal’s existing loan into a 25% equity interest in the sugarcane ethanol production project in Colombia.

* Management contract, compensatory plan or arrangement.

Exhibit 11 - Statement re Computation of Earnings Per Share

Exhibit 12 - Statement re Computation of Ratios

Exhibit 21 - Subsidiaries of the Registrant

012 Smile Telecom Ltd., an Israeli company

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

Merhav-Ampal Energy Ltd., an Israeli company

Country Club Kfar Saba Ltd., an Israeli company

Merhav Ampal Energy Limited Partnership, an Israeli limited partnership

Merhav Ampal I.I.F General Partner Ltd, an Israeli company

Global Wind Energy Israel Ltd., an Israeli company

Global Wind Energy Cyprus Limited, a Cyprus company

CL-AM Argithea Public Limited Energy Company, a Greek company

Global Wind Energy Poland  Sp. z o.o. , a Polish company

Global Wind Energy Poland 2 Sp. z o.o., a Polish company

Gadot Chemicals Tankers & Terminals Ltd., an Israeli company

Gadot Chemicals Terminals (1985) Ltd., an Israeli company

Gadot Sales & Distribution Ltd., an Israeli company

Gadot Yam Chemical Shipping Ltd., an Israeli company

GCT Ltd., a Connecticut company

Shelah Chemical Haulage Service Co. Ltd., an Israeli company

GCT Netherlands B.V., a Dutch company

Eurochem Maritime B.V., a Dutch company

Gadot A.S.M Ltd., an Israeli company

Gadot Lab Supplies Ltd., an Israeli company

Euro –Gama Properties Ltd., an Israeli company

GCT-EST B.V. – Lichtenstein registered company, taxable in Israel

GCT Holding B.V., a Dutch company

Gadot Storage & Handling Limited Partnership, an Israeli limited partnership

Chemichlor (2005) Chemicals Marketing Ltd., an Israeli company

Bax Chemicals B.V., a Dutch company

Bax Chemicals France S.A.R.L., a French company

Bax Chemicals Export Overseas B.V., a Dutch company

Bax Chemicals Italia SRL., an Italian company

Chyma Bulk Chemicals Shipping S.A. Greece, a Greek company

Chyma Hellas S.A. Greece, a Greek company

Finlog B.V. (Holding), a Dutch company

VLS Group Germany GmbH, a German company

Vopak Logistic Services Pernis B.V., a Dutch company

Vopak Logistic Services Belgium N.V., a Belgian company

VLS Dusseldorf GmbH, a German company

VLS Netherlands.B.V. , a Dutch company

VLS Moerdijk B.V., a Dutch company

Chemical Sailor Ltd., a Maltese Company

Chemical Marketer Ltd., a Maltese Company

Distributor Shipping a Maltese Company

Blue Sky Shipping Ltd., a Marshall Islands Company

Product Tanker Inc., a Marshall Islands Company

Sea Coral Shipping Ltd., a Marshall Islands Company

Golden Globe Maritime S.A., a Marshall Islands Company

GY General Cargo Ltd., a Marshall Islands Company

Lausannne Maritime Inc., a Liberian Company

Lutetia Maritime Inc., a Liberian Company

Neda Maritime Inc., a Liberian Company

Gammacrrux Maritime Inc., a Liberian Company

Gadko Logistics Ltd., an Israeli company

Tanco International Ltd., an Israeli company

Packer Shipping Ltd., an Israeli company

Conmart (Ship Agents) Ltd., an Israeli company

FCC Shiping Ltd., an Israeli company

Zurgadim Ltd., an Israeli company

Exhibit 23 - Consents of Experts and Counsel:

23.1	Kesselman & Kesselman CPAs (Isr) A member of PricewaterhouseCoopers International Limited	E-23.1

23.2	Brightman Almagor & Co., Certified Public Accountants A member firm of Deloitte Touche Tohmatsu	E-23.2

23.3	Mazars Paardekooper Hoffman Accountants N.	E-23.3

23.4	Mazars Paardekooper Hoffman Accountants N.V	E-23.4

23.5	KPMG Somekh Chaikin, Certified Public Accountants	E-23.5

23.6	KPMG Somekh Chaikin, Certified Public Accountants	E-23.6

Exhibit 31.1 - Certification of Yosef A. Maiman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 - Certification of Irit Eluz pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 - Certification of Yosef A. Maiman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 - Certification of Irit Eluz pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of March, 2010.

AMPAL-AMERICAN
ISRAEL CORPORATION

By:	/s/ YOSEF A. MAIMAN
Yosef A. Maiman, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ YOSEF A. MAIMAN	Chairman of the Board of Directors, President & CEO	March 8, 2010
Yosef A. Maiman

/s/ LEO MALAMUD	Director	March 8, 2010
Leo Malamud

/s/ DR. JOSEPH YERUSHALMI	Director	March 8, 2010
Dr. Joseph Yerushalmi

/s/ DR. NIMROD NOVIK	Director	March 8, 2010
Dr. Nimrod Novik

/s/ YEHUDA KARNI	Director	March 8, 2010
Yehuda Karni

/s/ MENAHEM MORAG	Director	March 8, 2010
Menahem Morag

/s/ JOSEPH GEVA	Director	March 8, 2010
Joseph Geva

/s/ EREZ I. MELTZER	Director	March 8, 2010
Erez I. Meltzer

/s/ DANIEL VAKNIN	Director	March 8, 2010
Daniel Vaknin

/s/ GIDEON WEINSTEIN	Director	March 8, 2010
Gideon Weinstein

/s/ IRIT ELUZ	CFO, Senior Vice President – Finance and Treasurer (Principal Financial Officer)	March 8, 2010
Irit Eluz

/s/ ZAHI BEN-ATAV	VP Accounting & Controller (Principal Accounting Officer)	March 8, 2010
Zahi Ben-Atav

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Ampal-American Israel Corporation

In our opinion, based on our audits and the reports of other independent auditors, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and changes in equity present fairly, in all material respects, the financial position of Ampal-American Israel Corporation and subsidiaries (the “Company”) at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9(A) of the 2009 Annual Report to Shareholders.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We did not audit the financial statements of certain consolidated subsidiaries whose assets constituted approximately 9.0% of the consolidated assets as of December 31, 2008, and whose revenues constituted approximately 26.7% and 23.4% of the consolidated revenues for the year ended December 31, 2008 and 2007, respectively. We did not audit the financial statements of affiliated companies, the Company's interest in which, as reflected in the balance is of $5,894 thousands and $5,598 thousands as of December 31, 2009 and 2008, respectively and total share in equity loss of ($1,814) ,($2,429) and ($1,581) for each of the three years in the period ended December 31, 2009.  The financial statements of those consolidated subsidiaries and affiliated companies were audited by other independent auditors whose reports thereon have been furnished to us, and our opinion on the financial statements expressed herein, insofar as it relates to the amounts included for those companies, is based solely on the reports of the other independent auditors. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits and the reports of other independent auditors provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, as of January 1, 2009 the Company changed the manner in which it accounts for non-controlling interests and as of January 1, 2009 and the manner in which it accounts for uncertain tax positions as of January 1, 2007.

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

/s/  Kesselman & Kesselman Certified Public Accountants (Isr.)
A member of PricewaterhouseCoopers International Limited

Tel Aviv, Israel
March 8, 2010

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Assets As At
	December 31, 2009	December 31, 2008
ASSETS	(U.S. Dollars in thousands)
Current assets:
Cash and cash equivalents	$71,377	$68,682
Marketable securities (Note 2(b))	29,345	52,859
Accounts receivable (Net of allowance for doubtful amount $1.4 and $0.3)	99,655	111,231
Deposits, notes and loans receivable	10,102	13,834
Inventories	28,556	33,744
Other assets	20,135	19,510
Total current assets	259,170	299,860
Non-current assets:
Investments (Notes 2, 3 and 17)	371,305	375,612
Fixed assets, less accumulated depreciation of $21,038 and $13,175 (Note 7)	148,738	112,195
Deposits, notes and loans receivable	35,154	45,134
Deferred tax	30,907	22,819
Other assets	13,071	13,958
Goodwill (Note 7)	51,878	51,556
Intangible assets (Note 6)	10,377	14,783
Total Non-current assets	661,430	636,057

TOTAL ASSETS	$920,600	$935,917

The accompanying notes are an integral part of these consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)

	Liabilities and Equity As At
	December 31, 2009	December 31, 2008
	(U.S. Dollars in thousands)
LIABILITIES
Current liabilities:
Notes and loans payable and current maturities (Note 9)	$170,922	$157,233
Accounts payable, accrued expenses and others (Note 11)	76,292	83,925
Total current liabilities	247,214	241,158
Long term liabilities:
Notes and loans payable (Note 9)	223,996	222,499
Debentures (Note 10)	215,325	216,724
Deferred tax	2,933	5,965
Other long term liabilities (Note11)	9,137	9,476
Total long term liabilities	451,391	454,664
Commitments and Contingencies (note 19)
Total liabilities	698,605	695,822

EQUITY (Note 12)
Ampal shareholders' equity:
Class A Stock $1 par value; December 31,2009 and 2008, respectively authorized 100,000,000 and 100,000,000 shares; issued 63,277,321 and 63,277,321 shares; outstanding 56,133,764 and 56,425,867 shares	63,277	63,277

Additional paid-in capital	191,984	191,263

Retained earnings	10,260	31,062

Accumulated other comprehensive loss	(14,688)	(17,876)

Treasury stock, at cost (December 31,2009 and 2008, respectively 7,143,557 and 6,851,454)	(28,763)	(28,500)

Total Ampal shareholders’ equity	222,070	239,226

Noncontrolling interest	(75)	869 *

Total equity	221,995	240,095

TOTAL LIABILITIES AND EQUITY	$920,600	$935,917

* Noncontrolling interests reclassification

The accompanying notes are an integral part of these consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended December 31,
	2009	2008	2007
	(U.S. Dollars in thousands, except per share data)
REVENUES:
Chemical income	$393,896	$534,934	$28,546
Real estate income	237	53	-
Realized gains on investments (Note 3)	870	1,291	552
Realized and unrealized gains (losses) on marketable securities	250	(37)	173
Gain (loss) on sale of fixed assets	(156)	(6)	3,376
Interest income	3,553	4,522	3,954
Leisure-time income	2,700	2,770	2,530
Gain from redemption of debt, gain from change in ownership interest in a subsidiary and other income	4,135	14,519	189
Total revenues	405,485	558,046	39,320

EXPENSES:
Chemical expenses - cost of goods sold	362,558	497,575	26,220
Real estate expenses	769	50	-
Equity in losses of affiliates (Note 17)	1,214	1,409	1,523
Loss from impairment of investments & real estate (Note 3)	447	-	575
Interest expenses	32,869	41,143	10,127
Translation loss (gain)	(5,399)	(13,183)	3,086
Marketing expenses	6,917	10,819	719
General, administrative and other expenses	38,375	42,070	14,697
Total expenses	437,750	579,883	56,947
Loss before income taxes	(32,265)	(21,837)	(17,627)
Provision for tax benefits (Note 15)	(11,038)	(6,526)	(5,625)
Loss from continuing operations and after tax benefits	(21,227)	(15,311)	(12,002)
Discontinued operations:
Gain disposal, net of tax	--	--	21,761
Loss from operation of discontinued, net of tax	--	--	(417)
	--	--	21,344 **
Net (loss) income for the year	$(21,227)	$(15,311)	$9,342
Less: Net gain (loss) attributable to noncontrolling interests	425	(1,400)*	(1,576)*
Net (loss) income attributable to Ampal's shareholders	(20,802)	(16,711)	7,766

Basic and diluted EPS (Note 14):
Loss from continuing operations attributable to Ampal's shareholders	(0.37)	(0.29)	(0.26)
Discontinued operations attributable to Ampal's shareholders	--	--	0.42
	$(0.37)	$(0.29)	$0.16

Shares used in calculation (in thousands)	56,151	57,755	51,362

* Noncontrolling interests reclassification

** Attributable to Ampal's shareholders only

The accompanying notes are an integral part of these consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended December 31,
	2009	2008	2007
	(U.S. Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$(21,227)	$(15,311)	$9,193
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in losses of affiliates	1,214	1,409	1,523
Realized and unrealized gains on investments, net	(1,120)	(1,254)	(725)
Gain on disposal of discontinued operations, net of tax	--	--	(21,761)
Loss (gain) on sale of fixed assets	156	6	(3,376)
Depreciation and amortization expense	15,471	12,931	1,367
Gain from amortization of tenants' deposits	--	--	(677)
Impairment of investments	447	--	575
Non cash stock based compensation	1,066	1,365	782
Interest on convertible note to related party	--	--	815
Translation (gain) loss	(5,399)	(13,183)	2,967
Decrease (increase) in other assets	9,695	1,821	(17,387)
(Decrease) increase in accounts payable, accrued expenses and other	(2,960)	5,011	8,535
Investments made in trading securities	--	(81)	(23,803)
Proceeds from sale of trading securities	2,417	2,212	18,021
Gain from change in ownership interest in a subsidiary	--	(490)	--
Dividends received from affiliates	1,357	4,620	185

Net cash (used in) provided by operating activities	1,117	(944)	(23,766)

Cash flows from investing activities:
Deposits, notes and loans receivable collected	14,484	9,686	3,643
Deposits, notes and loans receivable granted	--	(54,552)	(10,000)
Purchase and improvements of fixed assets	(44,233)	(42,408)	(1,178)
Investments made in available for sale shares	(19,314)	(47,744)	--
Investments made in Gadot, net of cash(1)	--	(41,266)	(78,153)
Investments made in EMG, affiliates and others	(1,906)	(13,699)	(105,099)
Proceeds from sale of available for sale share	42,512	12,654	--
Proceeds from disposal of investments:
Affiliate and others	918	2,211	5,643
Proceeds from sale of Am-Hal(2),net	--	--	27,715
Proceeds from sale of fixed assets	842	3,948	7,694

Net cash used in investing activities	(6,697)	(171,170)	(149,735)

The accompanying notes are an integral part of these consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended December 31,
	2009	2008	2007
	(U.S. Dollars in thousands)
Cash flows from financing activities:
Proceeds from notes and loans payable issued	$31,658	$120,158	$103,131
Proceeds from long term loan from partnership minority	--	--	95,429
Notes and loans payable repaid	(17,375)	(65,005)	(37,000)
Proceeds from exercise of stock options and warrants	--	290	17,997
Debentures repaid and shares repurchased (mainly debentures)	(11,681)	(23,686)	--
Distribution to minority	(595)	--	--
Proceeds from issuance of debentures	--	166,856	--
Deferred expense relating to issuance of debentures	--	(2,575)	--
Contribution (distribution) to partnership by minority interests	--	(407)	130

Net cash provided by financing activities	2,007	195,631	179,687
Effect of exchange rate changes on cash and cash equivalents	6,268	897	1,348
Net increase in cash and cash equivalents	2,695	24,415	7,534
Cash and cash equivalents at beginning of year	68,682	44,267	36,733

Cash and cash equivalents at end of year	$71,377	$68,682	$44,267

Supplemental Disclosure of Cash Flow Information:
Interest paid	23,136	20,278	9,468

Income taxes paid	$30	$60	$68

Supplemental Disclosure of Non-Cash investing and financing activity:

Consideration for sale of an investment recorded as other assets	--	--	300

Conversion of promissory note to class A stock	--	--	20,815

Issuance of shares for cash receipt on previous year	--	--	40,000

(1) Assets and liabilities purchased in Gadot – see Note 3
(2) Assets and liabilities disposed of in the sale of Am-Hal discontinued operation:
Current assets (net of cash and cash equivalents)	2,976
Fixed assets	69,781
Deferred tax	7,651
Debt	(15,295)
Deposits from tenants	(53,711)
Current liabilities	(2,974)
Minority interest	(2,526)
Difference from translation	52
Gain on disposal of Am-Hal	21,761
Proceeds from sale of Am-Hal	27,715

The accompanying notes are an integral part of these consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. Dollars in thousands)

	Equity attributable to Ampal American Israel Corporation shareholders

	Class A stock
	Number of shares*	Amount	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Non-controlling interests	Total equity

BALANCE AT JANUARY 1, 2009	63,277	63,277	191,263	31,062	(17,876)	(28,500)	869	240,095
CHANGES DURING 2009:
Net loss for the year				(20,802)			(425)	(21,227)
Unrealized loss from marketable securities					880			880
Foreign currency translation adjustments					2,308		(519)	1,789
Total comprehensive loss								(18,558)
Purchase of 292,103 shares						(263)		(263)
Share based compensation expense			721					721
BALANCE AT DECEMBER 31, 2009	63,277	63,277	191,984	10,260	(14,688)	(28,763)	(75)	221,995

*In thousands

The accompanying notes are an integral part of these consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. Dollars in thousands)

	Equity attributable to Ampal American Israel Corporation shareholders
	Class A stock
	Number of shares*	Amount	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Non-controlling interests		Total equity

BALANCE AT JANUARY 1, 2008	63,277	63,277	189,899	47,931	(14,821)	(27,874)	23,206	**	281,618
CHANGES DURING 2008:
Net Loss for the year				(16,711)			1,400	**	(15,311)
Unrealized gain from marketable securities					(1,379)				(1,379)
Foreign currency translation adjustments					(1,676)		(23,737	)**	(25,413)
Total comprehensive loss									(42,103)
Reissuance of 89,750 treasury stock for exercise of stock option				(158)		449			291
Reissuance of 89,750 treasury						(1,075)			(1,075)
Share based compensation expense			1,364						1,364
BALANCE AT DECEMBER 31, 2008	63,277	63,277	191,263	31,062	(17,876)	(28,500)	869	**	240,095

*In thousands

** noncontrolling interests reclassification

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. Dollars in thousands)

	Equity attributable to Ampal American Israel Corporation shareholders
	Class A stock
	Number of shares*	Amount	Receipt on account of unallocated shares	Additional paid in capital	Warrants	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Non-Controlling interest		Total shareholders' equity

BALANCE AT JANUARY 1, 2007	46,328	46,328	40,000	126,945	308	40,165	(17,059)	(27,874)	2,764	**	211,577
CHANGES DURING 2007:
Net income for the year						7,766			1,576	**	9,342
Adjustment upon adoption of FIN 48						(2,000)					(2,000)
Change in deferred tax asset relating to adoption of FIN 48						2,000					2,000

Unrealized gain from marketable securities							(43)				(43)
Foreign currency translation adjustments							710		18,866	**	19,576
Release of foreign currency translation adjustment relating to disposal of subsidiary and affiliates							1,571				1,571
Total comprehensive income											30,446
Shares issued for investment made	8,603	8,603	(40,000)	31,397							-
Shares issued upon conversion of convertible note	4,476	4,476		16,339							20,815
Share based compensation expense				783							783
Issuance of shares for exercise of Warrants	3,870	3,870	-	14,435	(308)						17,997
BALANCE AT DECEMBER 31, 2007	63,277	63,277	-	189,899	-	47,931	(14,821)	(27,874)	23,206	**	281,618

*In thousands

** noncontrolling interests reclassification

The accompanying notes are an integral part of these consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

(a)	General

(1)	Ampal-American Israel Corporation is a New York corporation founded in 1942. The Company primarily acquires interests in businesses located in the State of Israel or that are Israel-related.

(2)	As used in these financial statements, the term “the Company” refers to Ampal-American Israel Corporation (“Ampal”) and its consolidated subsidiaries. As to segments information see Note 18.

(3)
The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). In June 2009, the Financial Accounting Standards Board (FASB) issued the FASB Accounting Standards Codification ("Codification”). The Codification became the single authoritative source for U.S. GAAP and changed the way in which the accounting literature is organized. As applicable to the Company, the Codification became effective commencing in the third quarter of 2009. The Codification does not change U.S. GAAP and does not have an effect on our financial position or results of operations.

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

In December 2007, the FASB established new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and separate from the parent company’s equity. Once a controlling interest has been acquired, any subsequent acquisitions or dispositions of noncontrolling interests that do not result in a change of control are accounted for as equity transactions. Assets and liabilities acquired are measured at fair value only once, at the original acquisition date, (i.e., the date at which the acquirer gained control). Among other requirements, this guidance requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statements of operations of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. This guidance was effective for the Company commencing January 1, 2009. The recognition and measurement requirements are applicable prospectively upon adoption; the presentation and disclosure requirements must be retrospectively applied. Accordingly, upon adoption of this guidance, the Company changed the presentation of its financial statements for prior periods to conform to the required presentation, as follows: (1) noncontrolling interests are now presented on the balance sheets within equity, separate from the Company's common shareholders' equity; (2) the portion of net income and comprehensive income attributable to the Company's common shareholders and the noncontrolling interests are presented separately on the consolidated statements of operations and comprehensive income; (3) the consolidated statements of shareholders' equity includes a reconciliation of the noncontrolling interests at the beginning and end of each reporting period; and (4) net income used within the consolidated statements of cash flows in order to derive to net cash provided by operating activities was also adjusted, since net income related to prior periods was adjusted pursuant to the requirements of this guidance.

(c)	Translation of Financial Statement in Foreign Currencies

For those subsidiaries and affiliates whose functional currency is other than the U.S. Dollar, assets and liabilities are translated using year-end rates of exchange. Revenues and expenses are translated at the average rates of exchange during the year. Translation differences of those foreign companies’ financial statements are reflected in the cumulative translation adjustment accounts which are included in accumulated other comprehensive income (loss).

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

As of December 31, 2009, the Company had open foreign currency forward exchange contracts to purchase U.S. dollars and sell Euros in the amount of $5.8 million, to purchase Euro and sell U.S. dollars in the amount of $1.6 million and to purchase U.S. dollars and sell NIS in the amount of $2.0 million.

On April 1, 2009, the Company signed a interest rate swap contract in order to convert some of the Company's LIBOR interest rate denominated debt in the amount of $43.7 million into fixed interest rate debt.

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

Marketable equity securities, other than equity securities accounted for by the equity method, are reported based upon quoted market prices of the securities. For those securities, which are classified as trading securities, realized and unrealized gains and losses are reported in the statements of operations. Unrealized gains and losses net of taxes from those securities that are classified as available-for-sale, are reported as a separate component of  equity and are included in accumulated other comprehensive income (loss) until realized. Decreases in value determined to be other than temporary on available-for-sale securities are included in the statements of operations.

In April 2009, the FASB amended the existing guidance on determining whether an impairment for investments in debt securities is other-than-temporary. Effective in the second quarter of 2009, if an other-than-temporary impairment exists for debt securities, we separate the other-than-temporary impairment into the portion of the loss related to credit factors, or the credit loss portion, and the portion of the loss that is not related to credit factors, or the non-credit loss portion. The credit loss portion is the difference between the amortized cost of the security and our best estimate of the present value of the cash flows expected to be collected from the debt security. The non-credit loss portion is the residual amount of the other-than-temporary impairment. The credit loss portion is recorded as a charge to earnings, and the non-credit loss portion is recorded as a separate component of other comprehensive income (loss).

(f)	Inventories

 Inventories – mainly chemicals and other materials intended for sale, are valued at the lower of cost or market. Cost is determined based on the moving average basis.

(g)	Risk Factors and Concentrations

Financial instruments that subject the Company to credit risk consist primarily of cash, cash equivalents, bank deposits, marketable securities and notes and loans receivable. The Company invests cash equivalents and short-term investments through high-quality financial institutions. The Company’s management believes that the credit risk in respect of these balances is not material.

The Company evaluates its allowance for doubtful accounts by analyzing specifically identified debts whose collection is doubtful.

(h)	Fixed assets

(i) These assets are stated at cost. Fixed assets of subsidiaries, which existed at the time of the subsidiary’s acquisition by the Company, are included at their fair value as of that date.

(ii) Depreciation is computed by the straight-line method, on the basis of the estimated useful life of the assets.

Annual rates of depreciation are as follows:

%
Vessels	7
Trailers	10 - 33.3
Land	--
Real estate	6 1/2
Storage tankers	4 - 10
Vehicles	15
Equipment	4-33
Leasehold improvement	*

*Leasehold improvements are amortized by the straight-line method over the remaining term of the lease, which is shorter than the estimated useful life of the improvements.

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

(v) Long-lived assets, to be held and used by the Company, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest charges) of the long-lived assets is less than the carrying amount of such assets, an impairment loss is recognized, and the assets are written down to their estimated fair values.

(i)	Goodwill and Other Intangible Assets

Goodwill is not amortized but is subject to impairment tests annually on December 31 or more often when events or circumstances indicate that the carrying amount of goodwill may not be recoverable. A goodwill impairment loss is recognized to the extent the carrying amount of goodwill exceeds the implied fair value of goodwill. The Company assesses intangible assets subject to amortization when events or circumstances indicate that the carrying amount of those assets may not be recoverable.

(j)	Income Taxes

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

As of January 1, 2007, the Company adopted accounting guidance with respect to accounting for uncertainty in income taxes. Tax benefits recognized in the financial statements are at least more likely than not of being sustained, based on technical merits. The amount of benefits recorded for these tax benefits is measured as the largest benefit more likely than not to be sustained.

 (k)           Revenue Recognition

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

•
Revenues arising from the provision of marine transport services proportionally over the period of the marine transport services. As to voyages uncompleted in which a loss is expected, a full provision is made in the amount of the expected loss.

•	Revenues from chemical brokerage commissions are recognized when the right to receive them is created.

•
Rental income is recorded over the rental period. Revenues from services provided to tenants and country-club subscribers are recognized ratably over the contractual period or as services are performed. Revenue from amortization of tenant deposits (included in discontinued operation) was calculated at a fixed periodic rate based on the specific terms in the occupancy agreement signed with the tenants.

•	Income from other services is recognized over the period during which those services are preformed.

(l)	Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments (bank accounts and bank deposits) that have original maturity dates of three months or less and that are readily convertible into cash.

Cash equal to $2.1 million has been placed as a compensating balance for various loans provided to the Company.

(m)	Earning (loss) per share (EPS)

In 2009, 2008 and 2007, all outstanding stock options have been excluded from the calculation of the diluted loss per share because all such securities are anti-dilutive for these periods presented.

Basic and diluted loss per share (“LPS”) are computed by dividing net loss by the weighted average number of shares of Common Stock outstanding for each period. Shares of restricted Common Stock and the shares of Common Stock underlying outstanding options of the Company were not included in the computation of diluted LPS because of the anti-dilutive effect of doing so.

(n)	Comprehensive Income

The Company’s components of comprehensive income (loss) are net income (losses), net unrealized gains or losses on available for sale investments and foreign currency translation adjustments, which are presented net of income taxes.

(o)	Employee Stock Based Compensation

              The Company accounts for stock based compensation to employees in accordance with “Share-Based Payment” accounting standard. The Company measures and recognizes compensation expense for share-based awards based on estimated fair values on the date of grant using the Black-Scholes option-pricing model. This option pricing model requires that we make several estimates, including the option’s expected life and the price volatility of the underlying stock. The Company recognizes the estimated fair value of option-based awards, net of estimated forfeitures, as stock-based compensation costs using the graded vesting attribution method.

(p)	Treasury stock

These shares are presented as a reduction of shareholders’ equity at their cost to the Company. Gains, net of losses and of the related tax, on the sale of these shares are carried to “other capital surplus.” Losses, net of gains, on the sale of these shares, are deducted from retained earnings.

The Company records treasury shares repurchased at cost.

(q)	Classification

Certain comparative figures have been reclassified to conform to the current year presentation.

(r)	Recently Issued Accounting Pronouncements

ASC 810 (formerly SFAS No. 167)

In June 2009, the FASB issued accounting guidance contained within ASC 810, “Consolidation,” regarding the consolidation of variable interest entities (formerly SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”). Amendments to FASB Interpretation No. 46(R), ASC 810 is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company’s involvement with variable interest entities. This standard is effective for interim and annual periods beginning after November 15, 2009. The Company is currently assessing the potential impacts, if any, on our consolidated financial statements.

Note 2 – Investments

a.  Non-current investments

The balance of investments as of December 31, 2009 and 2008, are composed of the following items:
	As of December 31,
	2009	2008
	(U.S. Dollars in thousands)

*EMG	$361,323	$361,323

Investment in Affiliates	9,218	13,385

Other Investments	764	904

	$371,305	$375,612

* The investment in East Mediterranean Gas Company S.A.E. ("EMG"), an Egyptian Joint Stock Company, which holds the right to supply natural gas to Israel through a pipeline from Egypt to Israel. The Company’s Financial Statements reflect a 16.8% interest in shares of EMG, with 8.2% held directly and 8.6% held through the Joint Venture (of which Ampal owns 50%).

b. Marketable securities

              The Company’s investments in Marketable securities are mainly in government debentures and the Company classifies such investments as trading securities or available-for-sale securities.

(a)	Trading Securities

The cost and market values of Trading securities at December 31, 2009 and 2008 are as follows:

		Cost	Unrealized Gains	Unrealized (Loss)	Market Value
		(U.S. Dollars in thousands)

Trading stocks	2009	$17	$--	$(2)	$15
Debentures	2009	$1,945	$192	$--	$2,137
		1,962	192	(2)	2,152

Trading stocks	2008	$17	$--	$(12)	$5
Debentures	2008	$4,207	$314	$(130)	$4,391
		4,224	314	(142)	4,396

(b)	Available-For-Sale Securities

		Cost	Unrealized Gains	Unrealized (Loss)	Market Value
		(U.S. Dollars in thousands)

Trading stocks	2009	$--	$--	$--	$--
Debentures	2009	$28,602	$393	$(1,802)	$27,193
		28,602	393	(1,802)	27,193

Trading stocks	2008	$734	$--	$--	$734
Debentures	2008	$48,657	$633	$(1,561)	$47,729
		49,391	633	(1,561)	48,463

Note 3 – Acquisitions and Dispositions

a)	During 2007 - 2009, the Company made the following investments:

1.	Option Agreement for Sugarcane Ethanol Project in Colombia

On December 25, 2007, Ampal and Merhav M.N.F. Ltd. ("Merhav") entered into an Option Agreement ("Original Option Agreement") with Merhav providing Ampal with the option (the "Option") to acquire up to a 35% equity interest in a certain sugarcane ethanol production project (the "Project") being developed by Merhav. Under the Original Option Agreement, the Option was to expire on the earlier of December 25, 2008 or the date on which both (i) Merhav has obtained third-party debt financing for the Project and (ii) an unaffiliated third party holds at least a 25% equity interest in the Project. The Original Option Agreement provided that the purchase price for any interest in the Project purchased by Ampal would be (A) with respect to any portion of such interest being purchased by conversion of the outstanding balance of the Promissory Note (as defined below), the lesser of (i) a price based on a currently agreed Valuation Model as updated from time to time to reflect changes in the Project, financing and other similar costs,  as such updates are reviewed by Houlihan Lokey Howard & Zukin Financial Advisors, Inc. at the time of the option’s exercise or (ii) the lowest price paid by any unaffiliated third party for an interest in the Project, or (B) with respect to any portion of such interest in the Project being purchased in excess of the balance of the Promissory Note, the lowest price paid by an unaffiliated third party for its interest in the Project, unless no unaffiliated third party has purchased an interest in the Project, in which case the purchase price will be based on the Valuation Model.

In addition, Ampal loaned Merhav $10 million to fund the purchase of the 11,000 hectares of property in Colombia required for growing sugarcane and the construction of an ethanol production facility for the Project, pursuant to a certain promissory note, dated as of December 25, 2007, by Merhav in favor of Ampal (the "Promissory Note"). Under the Promissory Note, Ampal agreed to advance up to an additional $10 million to fund the Project. Under the Promissory Note, the loan bore interest at an annual rate equal to LIBOR plus 2.25%, and was convertible into all or a portion of the equity interest purchased pursuant to the Option.

As security for the loan, Merhav has pledged to Ampal, pursuant to a pledge agreement, dated December 25, 2007, between Merhav and Ampal (the "Pledge Agreement"), all of the shares of Ampal’s Class A Stock, par value $1.00 per share, owned by Merhav.

On May 29, 2008, Ampal loaned Merhav $10.0 million, in addition to the then currently outstanding $10.0 million that was loaned on December 25, 2007, to fund the Project. The additional loan was made pursuant to the Promissory Note. The loan will be convertible into all or a portion of the equity interest purchased pursuant to the Original Option Agreement.

On December 25, 2008, Ampal entered into an amendment (the “Option Amendment”) to the Original Option Agreement. Under the Original Option Agreement, the Option expired on the earlier of December 25, 2008 or the date (the “Financing Date”) on which both (i) Merhav obtained third-party debt financing for the Project and (ii) an unaffiliated third party holds at least a 25% equity interest in the Project. The Option Amendment extended the expiration of the Option to the earlier of December 31, 2009 or the Financing Date.

The Option Amendment also provided that in determining the price to be paid by Ampal for shares pursuant to the Option under the Valuation Model (as defined below), the parties have agreed to review the discount rate set forth in the Valuation Model to determine whether the discount rate should be increased, provided, however, that the purchase price shall not exceed the amount Ampal would have paid without giving effect to the Option Amendment. The maximum purchase price for any interest in the Project purchased by Ampal pursuant to the Option would be (A) with respect to any portion of such interest being purchased by conversion of the outstanding balance of the Amended Promissory Note referred to below, the lesser of (i) a price based on a currently agreed valuation model as updated from time to time to reflect changes in project, financing and other similar costs (the “Valuation Model”) as such updates are reviewed by Houlihan Lokey Howard & Zukin at the time of the Option’s exercise or (ii) the lowest price paid by any unaffiliated third party for an interest in the Project, or (B) with respect to any portion of such interest in the Project being purchased in excess of the balance of the Amended Promissory Note, the lowest price paid by an unaffiliated third party for its interest in the Project, unless no unaffiliated third party has purchased an interest in the Project, in which case the purchase price will be based on the Valuation Model.

In consideration for Merhav entering into the Option Amendment, Ampal agreed to certain amendments to the Promissory Note reflected in an Amended and Restated Promissory Note, dated December 25, 2008 (the “Amended Promissory Note”). The Amended Promissory Note provides for (i) an increase in the annual interest rate from LIBOR plus 2.25% to LIBOR plus 3.25% and (ii) an extension of the maturity date of the Promissory Note to December 31, 2009. As a condition to amending and restating the Promissory Note, Ampal received a personal guaranty dated as of December 25, 2008, from Yosef A. Maiman personally guaranteeing the obligations of Merhav under the Amended Promissory Note (the "Guaranty").

The loan continued to be secured by Merhav’s pledge to Ampal, pursuant to the Pledge Agreement.

On December 31, 2009, Ampal signed an option exercise agreement (the “Exercise Agreement”) with Merhav pursuant to which it exercised, subject to certain conditions, the Option to convert Ampal’s existing loan to Merhav (consisting of $20 million of principal plus accrued interest) into a 25% equity interest in the Project.

Pursuant to the Exercise Agreement, the conversion of the Loan into a 25% equity interest in the Project will take the form of the issuance to Ampal of 25% of all of the issued and outstanding equity interests in Merhav Renewable Energies Limited, a Cyprus corporation and subsidiary of Merhav (“Merhav Energies”). The purchase price for the 25% equity stake in Merhav Energies, to be paid at closing, is the outstanding balance of the Amended Promissory Note on December 31, 2009, or approximately $22.27 million. The closing of the purchase of the 25% equity stake and the conversion of the Loan is subject to, among other things, (i) the initial disbursement of (or other proof of) long term debt financing for the Project obtained from Banco do Brasil or any other unaffiliated third party lender (the date such financing is obtained, the “Qualified Financing Date”), (ii) the payment in full of all outstanding amounts due and payable under the Note, and (iii) the delivery at closing of the Shareholders’ Agreement (as defined below) by Merhav and Ampal, setting forth certain agreements relating to the governance of Merhav Energies. At closing, the Note and the Guaranty shall be cancelled and the pledge of Merhav’s shares of Class A Stock under the Pledge Agreement shall be released. The closing is to occur on the Qualified Financing Date or as soon as practicable thereafter, but no later than December 31, 2010. The Exercise Agreement contains other customary closing conditions, as well as customary representations and warranties.

Pursuant to the Exercise Agreement, the Amended Promissory Note was amended to extend its maturity date to the earlier of the Qualified Financing Date or December 31, 2010. Additionally, Merhav and Ampal have agreed that, under certain circumstances, each will arrange for loans to Merhav Energies from to time to time through third parties, directly or indirectly, for up to $15 million.

As stated above, as a condition to closing of Ampal’s purchase of a 25% equity stake in Merhav Energies, Merhav, Ampal and Merhav Energies will enter into a Shareholders’ Agreement (the “Shareholders’ Agreement”), to provide for, among other things, (i) restrictions on the transfer of shares of Merhav Energies, (ii) a right of first refusal on transfers of shares of Merhav Energies, (iii) tag-along and drag-along rights on the transfer of shares of Merhav Energies, (iv) preemptive rights on the issuance of new shares of capital stock (or other equity interest) by Merhav Energies, subject to the anti-dilution rights of Ampal, and (v) the right of Ampal to designate 25% of the directors of Merhav Energies. In addition to preemptive rights under the Shareholders’ Agreement, Ampal has been granted anti-dilution protection, which may result in the issuance of additional shares of Merhav Energies to Ampal, in the event that, prior to end of the 180 day period following the commencement of the Project’s operations, Merhav sells, or Merhav Energies issues, shares of Merhav Energies at a per share price that is less than the per share price paid by Ampal under the Exercise Agreement.

Merhav is a multinational corporation with interests in a range of sectors, including energy, infrastructure projects and agriculture. Merhav is a significant shareholder of Ampal and is wholly owned by Mr. Yosef A. Maiman, the President, CEO and member of the controlling shareholder group of Ampal. Because of the foregoing relationship, a special committee of the Board of Directors of Ampal composed of Ampal’s independent directors negotiated and approved the transaction. Houlihan Lokey Howard & Zukin Financial Advisors, Inc., which has been retained as financial advisor to the special committee, advised the special committee on this transaction.

2.	Gadot Chemical Tankers and Terminals Ltd. (“Gadot”)

On December 3, 2007, Ampal completed its acquisition of 65.5% of the control and ownership (63.66% on a fully diluted basis) of Gadot through its wholly owned subsidiary Merhav Ampal Energy Ltd. (“MAE”). The total consideration including direct transaction expenses was $91.2 million. The cash consideration was financed with Ampal’s own resources and with borrowings in the amount of $60.7 million.

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

Below are the unaudited pro forma combined statements of operations data for the year ended December 31, 2007, as if the acquisition of Gadot had occurred on January 1, 2007, respectively, after giving effect to: (a) purchase accounting adjustments, including amortization of identifiable intangible assets; and (b) estimated additional interest expense due to the loan granted to Ampal in connection with the acquisition. This pro forma financial information is not necessarily indicative of the combined results that would have been attained had the acquisition taken place at the beginning of 2007, nor is it necessarily indicative of future results.

2007
U.S. dollars in thousands except earning per share (unaudited)
Total revenues	$409,106
Income (loss) from continuing operations	(3,224)

Basic and diluted earning per share:
Loss income from continuing operations	(0.06)

On June 3, 2008, Ampal completed its acquisition of an additional 14.98% of the outstanding ordinary shares (14.71% on a fully diluted basis) of Gadot . The total consideration was $17.7 million. The consideration was financed with Ampal’s own resources and with borrowings in the amount of $11.3 million.

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

The identified tangible and intangible assets acquired amounted to approximately $3.4 million and $4.3 million, respectively. The main assets acquired were ships and tankers and option to purchase and lease ships of approximately $4.4 million and $3.2 million, respectively, to be amortized over an estimated useful life of 12 and 5 years, respectively.

As a result of these transactions, Gadot is now a wholly owned subsidiary of the Company and its shares and debentures have been delisted from the Tel Aviv Stock Exchange (the “TASE”).

3.	East Mediterranean Gas Company S.A.E.

On June 4, 2007, EMG called for additional capital from its shareholders. As a result, Ampal paid an additional $5.8 million in order to maintain its pro rata beneficial interest in EMG.

On November 29, 2007, Ampal and the Israel Infrastructure Fund ("IIF"), leading a group of institutional investors (the "Investors"), purchased a 4.3% interest in EMG, through Merhav Ampal Energy Holdings, LP, an Israeli limited partnership (the “Joint Venture”), from Merhav for a purchase price of approximately $95.4 million, using funds provided by the Investors. In addition to the Joint Venture’s purchase from Merhav, Ampal contributed into the Joint Venture an additional 4.3% interest in EMG already held by Ampal. The Joint Venture now holds a total of 8.6% of the outstanding shares of EMG. Ampal’s contribution was valued at the same price per EMG share as the Joint Venture’s purchase. This amount is equivalent to the purchase price (on a per share basis) paid by Ampal for its December 2006 purchase of EMG shares from Merhav, which was accounted for as a transfer of assets between entities under common control, which resulted in Merhav transferring the investment in EMG to Ampal at carrying value. Due to the nature of Merhav’s operations, Merhav would be treated as an investment company under U.S. GAAP, and as such, the carrying value of the investment in EMG would equal fair value. On this basis, the said investment in EMG was transferred to Ampal at carrying value, which also equals fair value. Based on the terms stipulated in the shareholders agreement of the general partner of the Joint Venture, Ampal and Israel Infrastructure G.P. Ltd. have equal rights in governing the affairs of the Joint Venture. However, in certain events and under certain conditions, matters relating to decisions on how to vote the EMG shares held by the Joint Venture shall be decided by the directors of the general partner of the Joint Venture appointed by Ampal. As such, Ampal has consolidated the results of the Joint Venture in its financial statements.

The Company’s Financial Statements reflect a 16.8% interest in shares of EMG, with 8.2% held directly and 8.6% held through the Joint Venture (of which Ampal owns 50%).

Yosef A. Maiman, the Chairman, President and CEO of the Company and a member of the controlling shareholder group of the Company, is the sole owner of Merhav.

4.	Global Wind Energy ("GWE")

Ampal invested in GWE $2.1 million and $0.6 million in 2008 and 2009, respectively.

5.	Bay Heart Ltd. ("Bay Heart")

Ampal loaned to Bay-Heart $3.6 million, $8.6 million and $1.2 million in 2007, 2008 and 2009, respectively.

6.	F.C.C. SHIPPING Ltd ("FCC")

In March 2009 Gadot purchased a 39% stake in the shipping agency F.C.C. SHIPPING Ltd. for the amount of $0.4 million. F.C.C. SHIPPING Ltd. was nominated as the exclusive agent in Israel of Hanjin Shipping, a Korean shipping company.

7.	Purchase of certain activities from Milchen Communications Ltd. ("Milchen")

In September 2008, Gadot purchased from Milchen a segment of its business engaged in operating a sales agency in Israel representing well-known manufacturers, selling a wide range of products, including chemicals and polymers and other materials for the printing and press industry. Gadot purchased this segment for approximately $1.3 million, out of which approximately $0.4 million were paid for material inventory and approximately $0.9 million for goodwill.

8.	FIMI Opportunity Fund, L.P. ("FIMI")

In 2007, the Company invested in FIMI an additional amount of $0.1 million.

b)            During 2007 - 2009, Ampal made the following dispositions:

1.	The Company received proceeds in the total amount of $0.8 million, $0.2 million and $0.3 million from the sales of certain investments by FIMI in 2007, 2008 and 2009, respectively.

2.
In May, 2007, the Company completed the sale of its equity holdings in Carmel Containers Limited ("Carmel"), a packaging manufacturer affiliate based in Israel. Pursuant to this transaction, Ampal and its subsidiaries sold to Carmel an aggregate of 522,350 ordinary shares of Carmel for an aggregate price of approximately $4.6 million. The Company recorded no gain from this sale due to an impairment that was recorded in the first quarter of 2007.

3.
In August, 2007, the Company completed the sale of its holdings in Am-Hal Ltd. ("Am-Hal") for an aggregate consideration of $29.3 million and recorded a gain of approximately $29.4 million (approximately $21.7 million, net of taxes). The gain and Am-Hal’s results of operations until June 30, 2007, were recorded as discontinued operations for all periods presented.

4.	In December 2007, Chem-Tankers C.V. sold a ship for $6.9 million (capital gain of $3.4 million).

5.	During 2008, the Company received $0.6 million from the sale of certain assets by Ophir Holdings Ltd.

6.	The Company received $1.5 million and $0.5 million on 2008 and 2009, respectively, from the sale of its 50% holdings of Country Club Hod Hasharon Sport Center.

7.	In March 2008, the Company received $0.3 million from the sale of certain assets by PSINet Europe, one of the holdings of Telecom Partners.

Note 4 – Derivatives and Other Financial Instruments

The Company is exposed to certain risks relating to its ongoing business operations, including financial, market, political, and economic risks. The following discussion provides information regarding the Company's exposure to the risks of changing commodity prices, interest rates, and foreign currency exchange rates.

The Company’s derivative activities are subject to management's discretion.

The interest rate and foreign exchange contracts are held for purposes other than trading. They are used primarily to mitigate uncertainty and volatility, and in order to cover underlying exposures. A swap contract was entered into to convert some of the Company's New Israeli Shekel denominated debt in the amount of NIS 150 million ($43.9 million) into U.S. Dollar denominated debt and to convert Israeli interest rates into LIBOR interest rates.

On April 1, 2009, the Company signed an interest rate swap contract in order to convert some of the company's LIBOR interest rate denominated debt in the amount of $43.7 million into fixed interest rate debt.

We use foreign currency forward contracts to mitigate fluctuations in foreign currency exchange rates due to variations in payment or receipt of currencies other than the Company's functional currency. We use contracts to purchase U.S. Dollars and sell Euros, contracts to purchase Euros and sell U.S. Dollars and contracts to purchase U.S. Dollars and sell New Israeli Shekels ("NIS").

We report the fair value of the derivatives on our balance sheet. The derivatives do not qualify for hedge accounting. Changes in fair value are recognized in earnings in the period of change.

The following summarizes the gross fair market value of all derivative instruments and their location in our consolidated balance sheet, and indicates what instruments are in an asset or liability position.

Asset Derivatives
________________________________________________________________________________

(U.S. Dollars in thousands)

Derivative Instrument	Location	December 31, 2009	December 31, 2008
SWAP contracts	Other assets	3,123	-
Exchange rate contracts	Other assets	60	9,601

Liability Derivatives
_________________________________________________________________________________

(U.S. Dollars in thousands)

Derivative Instrument	Location	December 31, 2009	December 31, 2008
SWAP contracts	Accounts payable, accrued expenses and others	-	4,218
Exchange rate contracts	Accounts payable, accrued expenses and others	39	10,105

Statements of Operations
_________________________________________________________________________________

(U.S. Dollars in thousands)

		Fiscal Year Ended December 31,
Derivative Instrument	Location	2009	2008	2007
SWAP contracts	Translation gain (loss)	376	(998)	-
Interest rate SWAP contracts	Interest gain (loss)	5,731	(4,333)	-
Exchange rate contracts	Translation income	728	802	871

Note 5 – Fair value measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer the liability (an exit price) in an orderly transaction between market participants. The accounting standard also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy distinguishes between three levels of inputs that may be utilized when measuring fair value including level 1 inputs (using quoted prices in active markets for identical assets or liabilities), level 2 inputs (using inputs other than level 1 prices such as quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability) and level 3 inputs (unobservable inputs supported by little or no market activity based on the company's own assumptions used to measure assets and liabilities). A financial asset's or liability’s classification within the above hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 consisted of the following (in thousands):

	December 31, 2009			December 31, 2008
	Level 1	Level 2	Total	Level	Level	Total
Trading securities *	$2,152	$-	$2,152	$4,396	$-	$4,396
Available for sale securities *	27,193	-	27,193	48,463	-	48,463
Derivative assets **	-	3,183	3,183	-	9,601	9,601
Derivative liabilities **	-	(39)	(39)	-	(14,323)	(14,323)
Total	$29,345	$3,144	$32,489	$52,859	$(4,722)	$48,137

Marketable securities that are classified in level 1 consist of available-for-sale and trading securities for which market prices are readily available. The fair value of derivative assets is determined based on inputs that can be derived from information available in publicly quoted markets. Unrealized gains or losses from available-for-sale securities are recorded in accumulated other comprehensive (loss) income.

* The trading securities and available for sale securities are mainly traded debentures.

** See note 4.

The fair value of notes and loans payable, deposits payable and debentures outstanding is estimated by discounting the future cash flows using the current rates offered by lenders for similar borrowings with similar credit ratings and for the same remaining maturities. Capital notes in the amount of $97.1 million that were issued to the limited partners, other than Ampal, in Merhav Ampal Energy Limited Partnership, have no maturity date, bear no interest and are not linked to any index. Assuming maturity dates of 5 and 10 years, the fair value of those capital notes for such dates will be $79.8 million and $56.8 million, respectively.

	As of December 31,
	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(U.S. Dollars in thousands)
Financial assets:

Cash and cash equivalents	$71,377	$71,377	$68,682	$68,682
Deposits, notes and loans receivable	45,256	45,256	58,968	56,629
Investments	29,345	29,345	52,859	52,859
	$145,978	$145,978	$180,509	$178,170
Financial liabilities:

Notes and loans payable	$394,918	$384,173	$379,732	$367,521
Debentures outstanding	215,325	210,435	216,724	210,311
	$610,243	$594,608	$596,456	$577,831

Note 6 – Intangible assets

The following table presents the components of the Company’s acquired intangible assets with definite lives:

		Original amount	Amortized balance
		December 31,	December 31,
	Weighted average amortization period	2009	2009	2008
	Years	U.S. Dollars in thousands
Options to purchase ships *	At time of exercise	$ 4,653	$ 2,811 **	$ 4,653
Ships leasing	2-4	6,192	3,037	4,512
Supplier relation	8-9	4,882	2,993	3,839
Customer relation	18-19	2,064	1,536	1,779
Identifiable intangible assets		17,791	10,377	14,783

The annual estimated amortization expense relating to Ampal’s amortizable intangible assets existing as of December 31, 2009, for each of the four years in the period ending December 31, 2013, is approximately $5.2 million.

* The options expire in 2012.

** During 2009 one of the options to purchase ships was exercised and $1.9 million was reclassified from intangible assets to fixed assets.

Note 7 – Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 are as follows:

 (U.S. Dollars in thousands)

Balance as of January 1, 2008	$50,406
Changes during 2008:
Goodwill acquired during the year	$906
Translation differences	$244
Balance as of December 31,. 2008	$51,556
Changes during 2009:
Translation differences	$634
Balance as of December 31, 2009	$51,878

The Company recorded the goodwill as part of the purchase of Gadot, and as such it is part of the chemical segment.

Note 8 – Fixed assets

The balance of fixed assets as of December 31, 2009 and 2008 is comprised as follows:

	As of December 31,
	2009	2008
Cost:	(U.S. Dollars in thousands)

Vessels	$108,289	$66,526
Trailers	9,355	10,262
Land	3,455	2,843
Real estate	19,624	17,629
Tankers	19,971	19,704
Motor vehicles	724	1,866
Equipment	4,788	3,192
Leashold improvement	3,570	3,348
	169,776	125,370

Accumulated depreciation	21,038	13,175
Fixed assets, net	$148,738	$112,195

Depreciation expenses amounted to approximately $7,863, $9,345and $417 (in thousands) for the years ended December 31, 2009, 2008 and 2007, respectively.

Note 9 – Notes and Loans Payable

Notes issued to institutional investors in Israel (in the amount of $97.1 million), the convertible note issued to Merhav and other loans payable pursuant to bank borrowings are either in U.S. dollars, linked to the CPI in Israel or in unlinked New Israel Shekels, with interest rates varying depending upon their linkage provision and mature between 2009-2019.

The Company finances its general operations and other financial commitments through bank loans from Bank Hapoalim, Union Bank of Israel and IDB. As of December 31, 2009, the outstanding indebtedness under these bank loans totaled $394.9 million and the loans mature through 2009-2019.

As of December 31, 2009, the Company has a $6.6 million loan with Union Bank of Israel that bears interest at the rate of LIBOR plus 2% to be repaid in six annual installments commencing on April 2, 2008 and various other loans with Union Bank of Israel in the aggregate amount of $5.3 million bearing interest at rates between 2.25% and 2.9% to be repaid until 2011.

As of December 31, 2009, the Company has a $13.5 million loan with Bank Hapoalim as part of a $27 million dollar loan facility. The funds borrowed under the loan facility are due in six annual installments commencing on December 31, 2007 and bear interest at an annual rate of LIBOR plus 2%. The related loan agreement contains financial and other covenants including an acceleration of payment upon the occurrence of certain changes in the ownership of the Company’s Class A Stock. As of December 31, 2009, the Company is in compliance with its debt covenants.

The Company has a short term loan from Bank Hapoalim in the amount of $3.5 million, bearing interest of 2.88%, which is to be repaid by June 2010 and a revolving short term loan in the amount of $3.0 million bearing interest of 4.5%.

As of December 31, 2009, Gadot, a wholly owned subsidiary of Ampal, has short term loans, including current maturities, payable in the amount of $98.8 million and long term loans payable in the amount of $79.3 million. The various short term loans payable are either unlinked or linked to the USD or Euro and bear interest at rates between 3% to 7%. The various long term loans payable are either unlinked or linked to the CPI in Israel or linked to the USD or Euro and bear interest at rates between 4.4% to 9.1%.

As of December 31, 2009, the Company has two equal loans of approximately $43.7 million between MAE and IDB. The first loan is a revolving loan that has no principal payments and may be repaid in full or in part on December 31 of each year until 2019, when a single balloon payment will become due. The second loan also matures in 2019, has no principal payments for the first 1.5 years, and shall thereafter be paid in equal installments over the remaining 9.5 years of the term. Interest on both loans accrues at a floating rate equal to LIBOR plus a percentage spread and is payable on a current basis. Ampal has guaranteed all the obligations of MAE under the Credit Facility and Ampal’s interest in Gadot has also been pledged to IDB as a security for the Credit Facility.  Yosef Maiman has agreed to maintain ownership of a certain amount of the Company’s Class A Common Stock. The Credit Facility contains customary affirmative and negative covenants for credit facilities of this type.

The weighted average interest rates and the balances of these short-term borrowings at December 31, 2009 and December 31, 2008 were 2.4% on $170.9 million and 5.1% on $157.2 million, respectively.

Payments due as of December 31, 2009:

	(U.S. Dollars in thousands)

	Short-Term Debt	Long-Term Debt	Total
2010	$170,922	$--	$170,922
2011		113,407	113,407
2012		25,795	25,795
2013		9,047	9,047
2014		6,658	6,658
After year 2014		69,088	69,088
	$170,922	$223,996	$394,917

Note 10 – Debentures

On April 29, 2008, Ampal completed a public offering in Israel of NIS 577.8 million (approximately $166.8 million) aggregate principal amount of Series B Debentures due 2017. The debentures are linked to the Israeli CPI and carry an annual interest rate of 6.6%. The debentures rank pari passu with Ampal’s unsecured indebtedness. The debentures will be repaid in five equal annual installments commencing on January 31, 2012, and the interest will be paid semi-annually. As of December 31, 2009, the outstanding debt under the debentures amounts to $143.2 million, due to the change in valuation of the New Israeli Shekel as compared to the U.S. dollar. Ampal deposited an amount of $44.6 million with Clal Finance Trusties 2007 Ltd. in accordance with a trust agreement dated April 6, 2008, to secure the first three years worth of payments of interest on the debentures. As of December 31, 2009, the outstanding amount of the deposit was $25.3 million.

On November 20, 2006, the Company entered into a trust agreement with Hermetic Trust (1975) Ltd. pursuant to which the Company issued notes to institutional investors in Israel in the principal aggregate amount of NIS 250.0 million (approximately $58.0 million) with an interest rate of 5.75%, which is linked to the Israeli CPI. The debentures were registered for trading on the TASE in August 2007. The notes shall rank pari passu with the Company’s unsecured indebtedness. The notes will be repaid in five equal annual installments commencing on November 20, 2011, and the interest will be paid semi-annually. As of December 31, 2009, the outstanding debt under the notes amounts to $67.8 million, due to the change in valuation of the New Israeli Shekel as compared to the U.S. dollar.

	Series A Debentures		Series B Debentures
	par value in NIS in thousands	U.S. Dollars in thousands	par value in NIS in thousands	U.S. Dollars in thousands
Date of issuance	November 20, 2006		April 29, 2008
Linkage	Israeli CPI		Israeli CPI
Interest	5.75%		6.6%
Maturity date	November 2015		January 2016
Issuance	250,000	57,978	577,823	166,856
Purchased in 2008	5,074	1,403	68,724	19,003
Balance as of December 31, 2008	244,926	68,995	509,099	138,661
Purchased in 2009	15,039	3,795	7,929	1,936
Balance as of December 31, 2009	229,887	67,772	501,170	143,167

As of December 31, 2009, Gadot had $6.7 million outstanding under its other debentures. These debentures are not convertible into shares and are repayable in five equal annual installments on September 15, of each of the years 2008 through 2012. The unsettled balance of the principal of the debentures bears annual interest at the rate of 5.3%. The principal and interest of the debentures are linked to the CPI in Israel and the interest is payable in semi-annual installments on March 15 and September 15 of each of the years 2006 through 2012.

Note 11 – Accounts payable accrued expenses and others

(a)	The balance of accounts payable accrued expenses and others as of December 31, 2009 and 2008 is comprised as follows:

	As of December 31,
	2009	2008
	(U.S. Dollars in thousands)
Short term:
Deferred income	$1,836	$1,254
Accrued expenses	23,859	32,607
Trade	50,208	43,823
Others	389	6,241
	76,292	83,925
Long term:
Others	9,137	9,476
	$85,429	$93,401
(b)	Accrued severance liabilities

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

The Company’s liability for severance pay pursuant to Israeli law is partly covered by insurance policies. The accrued severance pay liability of $9.2 million is included in accounts payable, accrued expenses and other liabilities - others.

The Company expects that the payments relating to future benefits to its employees upon their retirement at normal retirement age in the next 10 years will be immaterial. These payments are determined based on recent salary rates and do not include amounts that might be paid to employees who will cease working with the Company before their normal retirement age or amounts paid to employees whose retirement age extends beyond the year 2017.

Note 12 – Shareholders’ Equity

Set forth below is our treasury stock as of December 31, 2009, 2008 and 2007:

	Fiscal Year Ended December 31,
	2009	2008	2007
	(U.S. Dollars in thousands)
CLASS A STOCK
Balance, beginning of year – 6,851,454, 5,574,789 and 5,574,789 shares, at cost	$(28,500)	$(27,874)	$(27,874)
Shares purchase 292,103 and 1,366,415	(263)	(1,075)	--
Issuance of 89,750 shares	--	449	--
Balance, end of year – 7,143,557, 6,851,454and 5,574,789 shares, at cost	$(28,763)	$(28,500)	$(27,874)
Balance end of year	$(28,763)	$(28,500)	$(27,874)

Note 13 – Stock Options

On February 15, 2000, the Stock Option Committee approved a new Incentive Plan (“2000 Plan”), under which the Company has reserved 4 million shares of Class A Stock, permitting the granting of options to all employees, officers and directors. The 2000 Plan was approved by the Board of Directors of Ampal (the “Board”) at the meeting held on March 27, 2000, and was approved by a majority of the Company’s shareholders at the June 29, 2000 annual meeting of shareholders. The plan remains in effect for a period of ten years. As of December 31, 2009, 3,053,000 options under the 2000 Plan are outstanding.

The option term is for a period of ten years from the grant date for the options granted under the 2000 Plan. If the options are not exercised and the shares are not paid for by such date, all interests and rights of any grantee shall expire. These options were granted for no consideration.

The options granted under the 2000 Plan may be either incentive stock options, at an exercise price to be determined by the Stock Option Compensation Committee (the “Committee”) but not less than 100% of the fair market value of the underlying options on the date of grant, or non-incentive stock options, at an exercise price to be determined by the Committee. The stock options granted under the Plans were granted either at or above market value. Under the 2000 plan, the Committee may also grant, at its discretion, “restricted stock,” “dividend equivalent awards,” which entitle the recipient to receive dividends in the form of Class A Stock, cash or a combination of both and “stock appreciation rights,” which permit the recipient to receive an amount in the form of Class A Stock, cash or a combination of both, equal to the number of shares of Class A Stock with respect to which the rights are exercised, multiplied by the excess of the fair market value of the Class A Stock on the exercise date over the exercise price. During 2009, no such compensation instruments were granted by the Committee.

Under each of the 2000 plan, all granted but unvested options become immediately exercisable upon the occurrence of a change in control of the Company.

The weighted average grant date fair value of options granted during 2009, 2008 and 2007 was 1.07, 0.477 and 2.273, respectively.

On December 8, 2008, Ampal’s Committee and its Board approved the repricing of outstanding options to purchase, in the aggregate, 2,270,000 shares of Ampal’s Class A Stock, which were previously granted to ten of the Company’s current employees, executive officers and directors pursuant to Ampal’s 2000 Plan. The outstanding options had been originally issued with exercise prices ranging from $3.12 to $5.35 per share, which represented the then current market prices of Class A Stock on the dates of the original grants. The repricing was effected by canceling the outstanding options, and granting to each holder of cancelled outstanding options a new option, with a 10 year term, to purchase the total number of shares of Class A Stock underlying such cancelled outstanding options, at an exercise price equal to $1.17 per share, the closing price of Class A Stock on NASDAQ on December 5, 2008, the most recent closing price prior to the approval by the Board of and the Committee. The repriced options maintain the vesting schedule of the cancelled outstanding options. The total expense for the repricing was approximately 199 thousand dollars and would amortize in a period of three years until 2011.

The following table summarizes the activity of both Plans for the years 2009, 2008 and 2007 respectively:

	Options (in thousands)	Weighted- Average Exercise Price (U.S. Dollars)		Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (U.S. Dollars in thousands)

Outstanding at January 1, 2009	2,921	$1.53
Granted at fair value	180	$2.35
Exercised	--	$--
Forfeited	(48)	$1.17	*
Expired	--	$--

Outstanding at December 31, 2009	3,053	$1.29		7.03	4,303

Exercisable at December 31, 2009	2,211	$1.24		6.42	3,219

* After repricing

	Options (in thousands)	Weighted- Average Exercise Price (U.S. Dollars)		Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (U.S. Dollars in thousands)

Outstanding at January 1, 2008	2,434	$1.43	*
Granted at fair value	580	$1.17
Exercised	(89)	$3.31
Forfeited	(4)	$3.50
Expired	--	$--

Outstanding at December 31, 2008	2,921	$1.53		7.13	--

Exercisable at December 31, 2008	1,815	$1.26		5.57	--

    * After repricing

	Options (in thousands)	Weighted- Average Exercise Price (U.S. Dollars)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (U.S. Dollars in thousands)

Outstanding at January 1, 2007	2,164	$3.83
Granted at fair value	270	$5.35
Exercised	--	$--
Forfeited	--	$--
Expired	--	$--

Outstanding at December 31, 2007	2,434	$4.00	7.15	8,251

Exercisable at December 31, 2007	1,433	$3.49	6.0	5,589

Valuation and Expenses

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted below. The Company developed an expected option term assumption based on exercise patterns of the company. Expected volatility is based on the historical volatility of the Class A common stock. The risk free rate is based on the U.S. Treasury yield curve for a term consistent with the expected life of the award in effect at the date of grant.

The fair value of options granted during the years ended December 31, 2009, 2008 and 2007 were estimated using the following weighted average assumptions: (1) expected life of options of 5, 5 and 6 years, respectively; (2) dividend yield of 0%; (3) volatility of 49.84%, 44.06% and 35.64%, respectively; and (4) risk free interest of 2.31%, 1.86% and 4.30%, respectively.

Total stock-based compensation expense recognized was approximately $719,742 and $1,365,000 for the years 2009 and 2008, respectively. No share-based compensation was capitalized in the consolidated financial statements.

At December 31, 2009, there was $2.52 million of total unrecognized, pre-tax compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted-average period of approximately four years. The Company settles employee stock options exercises primarily with newly issued common shares and occasionally with treasury shares.

Note 14 – Earnings (Loss) Per Class A Share

Basic net earning (loss) per share is computed by dividing net income (loss) by the weighted-average number of common stock shares outstanding for the period. In 2009, 2008 and 2007, all outstanding stock options and have been excluded from the calculation of the diluted loss per share because all such securities are anti-dilutive for these years presented. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share follows (in thousands, except per share amounts):

	Year Ended December 31,
	2009	2008	2007

Net loss attributable to Ampal's shareholders from continuing operations	$(20,802)	$(16,711)	$(13,578)

Net income from discontinued operations	--	--	21,344

Weighted average class A shares outstanding	56,151	57,707	51,362

Basic and diluted net income (loss) per share:
Loss from continuing operations	(0.37)	(0.29)	(0.26)
Discontinued operations	--	--	0.42
Basic and diluted	$(0.37)	$(0.29)	$0.16

Options and rights that were not included in the calculations of diluted earnings per Class A shares for the years ended December 31, 2009, 2008 and 2007 because such shares are anti-dilutive are as follows:

	Year ended December 31,
	2009	2008	2007
	(Shares in thousands)

Options and Rights	3,053	2,921	2,434

Note 15 – Income Taxes

	Fiscal Year Ended December 31,
	2009	2008	2007
	(U.S. Dollars in thousands)

The components of income tax expense (benefit) are:
Continuing operations	$(11,038)	$(6,526)	$(5,625)
Discontinued operations	-	-	7,651
	(11,038)	(6,526)	2,026
The components of current and deferred income tax expense (benefit) are:
Current:
Federal	$-	$-	$-
Foreign		(164)	269
State and local	3
Deferred:
State and local	-	-	-
Federal	(9,104)	(4,333)	(7,757)
Foreign	(1,937)	(2,029)	1,863)
Total	$(11,038)	$(6,526)	$(5,625)

The domestic and foreign components of income (loss) before income taxes and minority are:

Domestic	$(23,508)	$(9,055)	$845
Foreign	(5,567)	(12,872)	(18,472)
Total	$(29,075)	$(21,927)	$(17,627)

A reconciliation of income taxes between the statutory and effective tax is as follows:

Federal income tax (benefit) at 35%	$(10,176)	$(7,424)	$(5,993)
Taxes on foreign Gain (Loss) below U.S. rate	(5,505)	2,569	(873)
Change in unrecognized tax benefits (expense)	-	(4,196)	2,803
Changes in valuation allowance	4,315	1,938	(1,913)
Other	328	586	351
Total effective tax: 38.0%; 29.8% and 31.9%	$(11,038)	$(6,526)	$(5,625)

	As of December 31,
	2009	2008
Deferred tax assets:
The components of deferred tax assets and liabilities are as follows:
Net operating loss and capital loss carryforwards	$56,755	$42,612
Unrealized losses on investments	700	700
Foreign tax credits carryforwards	4,180	5,920
Total deferred assets	61,635	49,232
Valuation allowance	(30,728)	(26,413)
Net deferred tax assets	30,907	22,819

Deferred tax liabilities:
Unrealized gain from securities	417	2,140
Depreciation and amortization	2,516	3,825
Total deferred tax liability	2,933	5,965

Net deferred tax assets	$27,974	$16,854

As of December 31, 2008, the Company recognized a tax liability of $607,000. During 2009 the company released ASC 740 liability at the amount of $25,000 due the lapse of statute of limitations.

The following table summarizes the activity related to the Company’s unrecognized tax benefit liability:

	U.S. dollars in thousands
	2009	2008	2007
Balance at the beginning of the year	$607	$4,803	$2,000
Increases related to previous years tax positions	--	--	2,803
Expiration of the statute of limitations for the assessment of taxes	(25)	(4,196)	--
Balance at the end of the year	$582	$607	$4,803

All of the Company’s unrecognized tax benefit liability would affect the Company’s effective tax rate if recognized. Because of the existence of net operating loss carryforwards, the resulting unfavorable resolution of any of the Company’s uncertain tax positions would not result in the imposition of interest or penalties. Accordingly, the Company did not record any interest or penalties related to the unrecognized tax benefit liability. The Company does not expect its unrecognized tax benefit liability to change significantly over the next 12 months.

A summary of open tax years by major jurisdiction is presented below:

Years:	Jurisdiction:
2006-2009	Israel
2007-2009	United States (1)

(1) Includes federal, state, and provincial (or similar local jurisdictions) tax positions.

As of December 31, 2009, valuation allowance is provided against tax benefits on foreign net operating loss carryforwards of $30.7 million.

As of December 31, 2009, the Company has foreign tax credits of $4.2 million that will expire in the years 2014 through 2017.

As of December 31, 2009, the Company has U.S. federal net operating loss carryforwards of approximately $49.2 million that will expire in the years 2025 through 2029. The utilization of net operating loss carryforwards may be subject to substantial annual limitations if there has been a significant “change in ownership.” Such a “change in ownership,” as described in Section 382 of the Internal Revenue Code, may substantially limit the Company’s utilization of the net operating loss carryforwards.

Note 16 – Discontinued operations

On August 5, 2007, the Company completed the sale of Am-Hal. Am-Hal was a wholly owned subsidiary which owns and operates a chain of senior citizens facilities located in Israel. Accordingly, Am-Hal has been reported as a discontinued operation for all periods presented.

Note 17 – Investments in Affiliates

The companies accounted for by the equity method and the Company’s share of equity in those investees are:

	As of December 31,
	2009	2008
	%	%
Bay Heart Ltd.	37	37
Conmart Ltd.	50	50
Global Wind Energy	50	50
Temco International Ltd.	50	50
Gadko Logistics Ltd.	50	50
Trinet Investment in High-Tech Ltd.	37.5	37.5
Trinet Venture Capital Ltd.	50	50

Affiliates' assets and pre-tax income (loss) are not significant compared to the consolidated total assets and pre-tax loss, respectively .

Note 18 – Operating Segments Information

Segment information presented below results primarily from operations in Israel.

The chemical segment consists of the investment in Gadot, an Israeli Company, which operate in distribution and marketing of liquid chemicals for raw materials used in the chemical industry.

The energy segment consists of the investment in EMG, an Egyptian Joint Stock Company, which holds the right to supply natural gas to Israel through a pipeline to be constructed from Egypt to Israel, and GWE, a joint venture that focuses on the new development and acquisition of controlling interests in renewable energy.

The real estate rental segment consisted of rental property owned in Israel and the United States leased to unrelated parties, and operations of Am-Hal Ltd. The real estate owned by the Company was sold in September 2006, and on August 5, 2007, the Company sold all of its interest in Am-Hal (see “Note 3”).

The leisure-time segment consists of Country Club Kfar Saba Ltd. ("Kfar Saba"), the Company’s 51%-owned subsidiary located in Israel.

The finance segment consists of all other activity which is not part of the above segments.

		Ampal - Operating Segments Information
		(U.S. Dollars in thousands)
	Chemical	Finance	Real Estate	Energy	Leisure-Time	Inter-Company Adj.	Other Adj.	Total
2009
Revenues (*)	393,740	14,444			2,700		(5,399)	405,485
Equity in Earnings (losses) of Affiliates	1,239	(639)	(1,814)					(1,214)
Interest Income		3,553						3,553
Interest expense	6,751	25,924			194			32,869
Pretax Operating Income (loss)	(972)	(30,241)			162		(1,214)	(32,265)
Income (Benefit) Tax expense	535	(11,579)			6			(11,038)
Net Income (loss) for the year	(268)	(19,301)	(1,814)		156			(21,227)
Total Assets for year end	382,403	509,237		361,323	3,396	(335,759)		920,600
Investment in Affiliates for year end	1,576	19	5,894					7,489
Capital Expenditures	43,399	363			471			44,233
Depreciation and Amortization	14,741	1,003			174			15,918

2008
Revenues (*)	535,424	19,852			2,770			558,046
Equity in Earnings (losses) of Affiliates	1,599	(583)	(2,501)		76			(1,409)
Interest Income		4,522						4,522
Interest expense	7,834	33,049			260			41,143
Pretax Operating Income (loss)	(1,844)	(18,599)			15		(1,409)	(21,837)
Income (Benefit) Tax expense	286	(6,757)			(55)			(6,526)
Net Income (loss) for the year	(531)	(12,424)	(2,501)		145			(15,311)
Total Assets for year end	378,154	527,102		361,323	2,652	(333,314)		935,917
Investment in Affiliates for year end	6,030	19	5,598					11,647
Capital Expenditures	39,256	3,050			103			42,409
Depreciation and Amortization	12,162	559			210			12,931

	Ampal - Operating Segments Information
	(U.S. Dollars in thousands)
	Chemical	Finance	Real Estate	Energy	Leisure-Time	Inter-Company Adj.	Other Adj.	Total
2007
Revenues (*)	31,922	4,867			2,531			39,320
Equity in Earnings (losses) of Affiliates	(258)	57	(1,535)		213			(1,523)
Interest Income		3,594						3,594
Interest expense	148	9,783			191			10,122
Pretax Operating Income (loss)	4,134	(20,349)			111		(1,523)	(17,627)
Income (Benefit) Tax expense	1,099	(6,790)			66			(5,625)
Net Income (loss) for the year	2,777	(13,502)	(1,535)		258			(12,002)
Total Assets for year end	336,024	404,016		361,323	2,964	(329,538)		774,789
Investment in Affiliates for year end	8,924	19	(325)		397			9,015
Capital Expenditures		43	1,050		85			1,178
Depreciation and Amortization	269	810			340			1,419

(*) Including additional revenues line items that are specific to the relevant segment.

Corporate office expense is principally applicable to the financing operation and has been charged to that segment above. Revenues and pretax operating gain above exclude equity in earnings of affiliates.

Note 19– Commitments and Contingencies

(a)
The combined minimum annual lease payments on Ampal’s corporate offices in New York and in Israel and its subsidiary Kfar Saba in 2009 were $0.6 million. The lease of the corporate office in New York expires in 2012, the lease of the office in Herzelia Pituach expires in 2016 and the Kfar Saba lease expires in 2038. In the years 2010-2014, the combined annual lease payments on those premises will be in an aggregate amount of $2.4 million, and thereafter, an amount totaling $5.7 million.

In 2009 the Company paid annual lease payments of $119.0 million. In the years 2010-2014, the combined annual lease payments on those premises will be in an aggregate amount of $64.9 million.

(b)
As of December 31, 2009, Gadot leases six vessels, with an aggregate loading capability of approximately 65,600 tons. The lease period for two of the vessels is until the end of 2010. The lease period for additional two of the vessels is until 2011, and the remaining two vessels lease period shall expire during 2012 with an option to purchase. One of the seven leased vessels was purchased in June 2009.

The aggregate lease fees for the six leased vessels in 2009 amounted to $27.2 million. In 2010, the lease payments are expected to amount to approximately $20.2 million and are expected to decrease to $11.5 million for the year 2011 and thereafter are expected to decrease to $9.0 million.

Gadot has contracted a shipyard for the construction of four additional vessels built with a loading capability of 17,500 each, for a consideration of approximately $29 million per vessel. These vessels will be delivered during 2010 and 2012.

(c)	The combined minimum annual lease payments for Gadot’s offices and other land used in its operations is expected to amount to approximately $15.1 million.

(d)
Gadot leases a 17,000 square meter storage tank facility located in the northern bank of the Kishon port in Haifa from the port authority. The lease expires in 2022. Gadot also leases an additional 56,000 square meter storage tank area from the port authority located in the southern terminal of the Kishon port in Haifa in connection with its storage and loading services. This lease expires in 2014. Gadot also owns an additional 20,000 square meters area adjacent to the northern terminal, serving as its Israeli logistics facility and analytical and quality assurance laboratory. The lease payments for the land utilized by the northern and southern terminals in 2009 were approximately $2.9 million. These lease fees are calculated according to the amount of space utilized by Gadot and by the amount and type of materials transported. Gadot has provided the port authority with bank guarantees in the amount of approximately $1.9 million, linked to the Israeli CPI, in order to secure payments under these leases.

(e)
Gadot grants senior employees that are not interested parties performance bonuses in addition to their monthly salary. These bonuses are calculated as a percentage of profits, ranging between 5% and 8%.

(f)
One of Gadot’s subsidiaries is party to an agreement from October 2005 to receive consulting, management and operating services from a former minority shareholder for a period of 5 years, in consideration of approximately $62,400 per month. The agreement expires in October 2010.

(g)	The Company has issued guarantees on certain outstanding loans to its investees and subsidiaries in the aggregate principal amount of $41.2 million, as follows:

(1)	The Company provided a $8.6 million guarantee on indebtedness incurred by Bay Heart.

(2)	$32.6 million guarantees of Gadot for outstanding loans.

(h)	The Company made a commitment to invest $2.8 million in Star II (2000) L.P.

(i)	Legal Proceedings:

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

Note 20– Subsequent Events

Acquisition of 012 Smile Communications Ltd.

On January 31, 2010, Ampal, through its indirect wholly owned subsidiary Merhav Ampal Energy Ltd. (“MAE”) and MAE's wholly owned subsidiary 012 Smile Telecom Ltd. ("012 Smile," formerly Ampal Investments and Communications 2009 Ltd.), closed the transaction to purchase the current on-going business of 012 Smile Communications Ltd. (“012”), pursuant to an Asset Purchase Agreement (the "012 Agreement") between MAE (on behalf of 012 Smile) and 012, dated November 16, 2009, as amended on January 26, 2010 ("012 Acquisition") for 1.2 billion NIS, or approximately $322 million. Ampal, through its subsidiaries, acquired substantially all the assets and liabilities of 012, including all of its customer and supplier agreements, management, employees, infrastructure, equipment and other assets, but excluding (i) certain retained cash and other customary excluded assets, (ii) the rights and obligations of 012 related to the acquisition of Bezeq – The Israeli Telecommunications Corporation Ltd. and (iii) certain indebtedness and other liabilities.  Prior to closing of the acquisition, 012 Smile received all required licenses for the conduct of the business from the Israeli Ministry of Communications ("Ministry of Communications").

As a result of the 012 Acquisition, 012 Smile has become a leading provider of communication services in Israel, offering a wide range of broadband and traditional voice services. 012 Smile's broadband services include broadband Internet access with a suite of value-added services, specialized data services and server hosting, as well as new innovative services such as local telephony via voice over broadband and a WiFi network of hotspots across Israel. Traditional voice services include outgoing and incoming international telephony, hubbing, roaming and signaling and calling card services. 012 Smile services residential and business customers, as well as Israeli cellular operators and international communication services providers through its integrated multipurpose network, which allows 012 Smile to provide services to almost all of the homes and businesses in Israel. For further information regarding 012 Smile, see “Telecommunications – 012 Smile Telecom Ltd.” in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2009.

Ampal financed the 012 transaction with a combination of (i) available cash, (ii) the proceeds of a new 012 Credit Facility, dated January 31, 2010 (the “012 Credit Facility”), between 012 Smile, Bank Leumi Le'Israel B.M. ("Leumi") and Israel Discount Bank Ltd. ("Discount," and together with Leumi, the "Bank Lenders"), for 800 million NIS, (approximately $215 million) and (iii) a 012 Loan Agreement, dated January 31, 2010 (the "012 Loan Agreement"), between MAE, 012 Smile, Harel Insurance Company Ltd. and its affiliates (collectively, "Harel") and Menora Mivtachim Insurance Ltd. and its affiliates (collectively, "Menora," and together with Harel, the "Institutional Lenders"), for 220 million NIS (approximately $59 million). Ampal has guaranteed the obligations of 012 Smile under the 012 Credit Facility. For further information regarding the financing of the 012 transaction, see "Item 7 - Management Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources - Financing of the 012 Acquisition" in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2009.

* * * * *

INDEPENDENT AUDITORS’ REPORT
TO THE SHAREHOLDERS OF
BAY HEART LTD.

We have audited the accompanying balance sheets of Bay Heart Ltd. (“the Company”) as of December 31, 2009 and 2008, and the consolidated balance sheets as of those dates, and the related statements of operations, changes in shareholders’ deficiency and cash flows - of the Company and on a consolidated basis - for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, except for the omission of disclosures demanded by International Financial Reporting Standard 7" Financial Instruments : disclosures" the financial statements referred to above present fairly, in all material respects, the financial position - of the Company and on a consolidated basis – as of December 31, 2009 and 2008, and the results of operations, changes in shareholders’ deficiency and cash flows - of the Company and on a consolidated basis - for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in Israel.

Accounting principles generally accepted in Israel differ in certain respects from accounting principles generally accepted in the United States.  With respect to these financial statements, the difference in the application of the latter is described in Note 20 in the consolidated financial information in U.S. dollars

The condensed consolidated financial information in U.S. dollars presented in Note 20, prepared at the request of an investor, represents a translation of the Company’s financial statements in nominal values, as stated in Note 20A. In our opinion, such translation into U.S. dollars was appropriately performed on the basis stated in Note 20A.

We draw your attention to Note 1C to the financial statements regarding the Company’s business condition.

The Company has ongoing losses, a working-capital deficit and shareholders deficiency. As stated in that note, the continuance of the Company’s operations and its ability to satisfy its short-term liabilities is contingent upon the attainment of financing from the shareholders and/or bank financing arrangements.

Brightman Almagor Zohar & Co.
Certified Public Accountants

Member firm of Deloitte Touche Tohmatsu
Haifa, Israel, January 20, 2010.

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
Rivium Promenade 200 - P.O. box 23123 - 3001 KC Rotterdam
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
Rivium Promenade 200 - P.O. box 23123 - 3001 KC Rotterdam
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