Form 10-Q
period 2010-03-31
AMPAL-AMERICAN ISRAEL CORP
filed 2010-05-05
CIK 731859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2010

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

Yes ☐                      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer", "accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐	Accelerated filer ☒
Non-accelerated filer  ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No  ☒

        The number of shares outstanding of the issuer’s Class A Stock, par value $1.00 per share, its only authorized common stock, is 56,133,764 (as of April 26, 2009).

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS
AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS AS OF	March 31, 2010	December 31, 2009
(U.S. Dollars in thousands)	(Unaudited)	(Audited)

Current assets:
Cash and cash equivalents	$28,016	$71,377
Marketable securities	17,898	29,345
Accounts receivable (Net of allowance for doubtful amounts of $2.6 and $1.4)	184,405	99,655
Deposits, notes and loans receivable	10,271	10,102
Inventories	25,506	28,556
Other assets	19,512	20,135
Total current assets	285,608	259,170
Non-current assets:
Investments	372,205	371,305
Fixed assets, less accumulated depreciation of $30,304 and $21,038	197,162	148,738
Deposits, notes and loans receivable	37,931	35,154
Deferred income taxes	33,619	30,907
Other assets	12,623	13,071
Goodwill	116,702	51,878
Intangible assets	205,710	10,377
Total Non-current assets	975,952	661,430

TOTAL ASSETS	$1,261,560	$920,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND EQUITY AS OF	March 31, 2010	December 31, 2009
(U.S. Dollars in thousands, except share amounts)	(Unaudited)	(Audited)

LIABILITIES
Current liabilities:
Notes and loans payable and current maturities	$207,597	$170,922
Accounts payable, accrued expenses and others	154,762	76,292
Total current liabilities	362,359	247,214
Long term liabilities:
Notes and loans payable	358,626	126,905
Notes to partners	98,713	97,091
Debentures	216,759	215,325
Deferred income taxes	3,095	2,933
Other long term liabilities	8,866	9,137
Total long term liabilities	686,059	451,391
Total liabilities	1,048,418	698,605

EQUITY
Ampal's shareholders' equity:
Class A Stock $1 par value; authorized 100,000,000 and 100,000,000 shares; issued 63,277,321 and 63,277,321 shares; outstanding 56,133,764 and 56,133,764 shares	63,277	63,277

Additional paid-in capital	192,206	191,984

Retained earnings	1,455	10,260

Accumulated other comprehensive loss	(13,380)	(14,688)

Treasury stock, at cost	(28,763)	(28,763)

Total Ampal shareholders’ equity	214,795	222,070

Noncontrolling interest	(1,653)	(75)

Total equity	213,142	221,995

TOTAL LIABILITIES AND EQUITY	$1,261,560	$920,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31,	2010	2009
(U.S. Dollars in thousands, except per share amounts)	(Unaudited)	(Unaudited)

REVENUES:
Chemical income	$114,392	$94,673
Communication income	52,097	-
Equity in earnings (losses) of affiliates	17	(44)
Realized gains on investments	104	-
Gain (Loss) from sale of fixed assets	2	(24)
Realized and unrealized gains (losses) on marketable securities	79	(255)
Translation gain	-	26,591
Interest income	238	664
Leisure-time income	661	693
Gain from redemption of debt, gain from change in ownership interest in a subsidiary and other income	577	2,935
Total revenues	168,167	125,233

EXPENSES:
Chemical expense - cost of goods sold	106,508	86,773
Communication expense - cost of goods sold	36,352	-
Interest expense	9,040	7,274
Translation loss	3,415	-
Marketing and sales expense	10,838	1,617
General, administrative and other	12,582	7,618
Total expenses	178,735	103,282
Gain (loss) before income taxes	(10,568)	21,951
Provision for income taxes	(232)	419
Net income (loss)	(10,336)	21,532
Less: Net income (loss) attributable to noncontrolling interests	(1,531)	9,038
Net income (loss) from continuing operations	(8,805)	12,494

Basic and diluted EPS:
Earnings (loss) per share	$(0.16)	$0.22

Shares used in EPS calculation (in thousands)	56,134	56,153

Diluted EPS:
Earnings (loss) per share	$(0.16)	$0.22

Shares used in EPS calculation (in thousands)	56,134	56,601

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31,	2010	2009
(U.S. Dollars in thousands)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net income (loss) for the period	$(10,336)	$21,532
Adjustments to reconcile net loss for the period to net cash provided by (used in) operating activities:
Equity in losses (earnings) of affiliates	(17)	44
Realized and unrealized loss (gain) on investments, net	(183)	255
Depreciation and amortization expense	12,636	3,073
Loss (gain) from sale of fixed assets	(2)	24
Non cash stock based compensation	222	186
Translation (gain) loss	3,415	(26,591)
Decrease (increase) in other assets	(1,744)	(145)
Decrease in inventories	2,608	8,391
Decrease (increase) in accounts receivable	(13,568)	17,661
Increase (decrease) in accounts payable, accrued expenses and other	8,740	(5,263)
Dividends received from affiliates	-	572

Net cash provided by operating activities	1,771	19,739

Cash flows from investing activities:
Deposits, notes and loans receivable collected	5,356	5,407
Deposits, notes and loans receivable granted	(5,338)	-
Purchase and improvements of fixed assets	(3,147)	(9,054)
Investments made in affiliates and others	(1,029)	(602)
Investments made in available for sale shares	(1,764)	(7,101)
Proceeds from sale of available for sale shares	13,758	12,307
Payment for rights of use of communication lines and other	(2,947)	-
Acquisition of the business of 012 (1)	(319,102)	-
Proceeds from sale of fixed assets	210	263

Net cash provided by (used in) investing activities	(314,003)	1,220

(1) Assets and liabilities purchased in 012 Smile – see Note 8

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31,	2010	2009
(U.S. Dollars in thousands)	(Unaudited)	(Unaudited)

Cash flows from financing activities:
Proceeds from notes issued and loans received	$271,826	$9,680
Notes and loans payable repaid	(3,581)	(19,925)
Debentures repaid and shares repurchased	-	(5,995)
Net cash (used in) provided by financing activities	268,245	(16,240)

Effect of exchange rate changes on cash and cash equivalents	626	(268)

Net increase (decrease) in cash and cash equivalents	(43,361)	4,451
Cash and cash equivalents at beginning of period	71,377	68,682

Cash and cash equivalents at end of period	$28,016	$73,133

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. Dollars in thousands)

Unaudited

	Equity attributable to Ampal American Israel Corporation shareholders
	Class A stock
	Number of shares*	Amount	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Non-controlling interests	Total equity

BALANCE AT JANUARY 1, 2010	63,277	63,277	191,984	10,260	(14,688)	(28,763)	(75)	221,995
CHANGES DURING 2010:
Net loss for the period				(8,805)			(1,531)	(10,336)
Unrealized loss from marketable securities					54			54
Foreign currency translation adjustments					1,254		(47)	1,207
Total comprehensive loss								(9,075)
Share based compensation expense			222					222
BALANCE AT March 31, 2010	63,277	63,277	192,206	1,455	(13,380)	(28,763)	(1,653)	213,142

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

2.
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”), in the United States of America, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year. You should read these interim condensed consolidated financial statements in conjunction with the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission.

Reference should be made to the Company’s consolidated financial statements for the year ended December 31, 2009 for a description of the critical accounting policies. Also, reference should be made to the notes to the Company’s December 31, 2009 consolidated financial statements for additional information regarding the Company’s consolidated financial condition, results of operations and cash flows.

3.	Recently Adopted and Recently Issued Accounting Pronouncements

ASC 810 (formerly SFAS No. 167)

In June 2009, the Financial Accounting Standards Board ("FASB") issued accounting guidance contained within ASC 810, “Consolidation,” regarding the consolidation of variable interest entities (formerly SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”). Amendments to FASB Interpretation No. 46(R), ASC 810, is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company’s involvement with variable interest entities. This standard is effective for interim and annual periods beginning after November 15, 2009. The adoption did not have a material impact on the Company's financial statements.

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

East Mediterranean Gas Co. S.A.E, an Egyptian joint stock company ("EMG"),  organized in 2000 in accordance with the Egyptian Special Free Zones system, has been granted the right to export natural gas from Egypt to Israel, other locations in the East Mediterranean basin and to other countries. EMG has linked the Israeli energy market with the Egyptian national gas grid via an East Mediterranean pipeline with the first gas delivery occurring in May 2008. EMG is the developer, owner and operator of the pipeline and its associated facilities on shore in both the point of departure at El Arish, Egypt and the point of entry in Ashkelon, Israel. EMG signed the following gas supply contracts with its Israeli customers:

•
In late 2005, a contract was signed with the Israel Electric Corporation ("IEC") for 2.1 billion cubic meters ("BCM") annually over 15-20 years, and was amended on September 17, 2009. The current total contracted gas supply to IEC is approximately 42 BCM and the total value of the contract is approximately $6 billion.

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

On November 29, 2007, Ampal and the Israel Infrastructure Fund ("IIF"), leading a group of institutional investors ("Investors"), purchased a 4.3% interest in EMG, through Merhav Ampal Energy Holdings, LP, an Israeli limited partnership (the “Joint Venture”), from Merhav (M.N.F) Ltd. ("Merhav") for a purchase price of approximately $95.4 million, using funds provided by the Investors. In addition to the Joint Venture’s purchase from Merhav, Ampal contributed into the Joint Venture an additional 4.3% interest in EMG already held by Ampal. The Joint Venture now holds a total of 8.6% of the outstanding shares of EMG. Ampal’s contribution was valued at the same price per EMG share as the Joint Venture’s purchase. This amount is equivalent to the purchase price (on a per share basis) paid by Ampal for its December 2006 purchase of EMG shares from Merhav.

As of March 31, 2010, the Company’s Financial Statements reflect a 16.8% interest in shares of EMG, with 8.2% held directly and 8.6% held through the Joint Venture (of which Ampal owns 50%).

7.	Gadot Chemical Tankers and Terminals Ltd. (“Gadot”)

Gadot, a wholly owned subsidiary of Ampal (99.99% on a fully diluted basis), was founded in 1958 as a privately held Israeli company with operations in distribution and marketing of liquid chemicals for raw materials used for industrial purposes. Since then, Gadot has expanded into a group of companies, which currently forms Israel’s leading chemical distribution organization. Through its subsidiaries, Gadot ships, stores, and distributes liquid chemicals, oils, and a large variety of materials to countries across the globe, with an emphasis on Israel and Western Europe. In our description of Gadot’s business operations, the term “Gadot” refers to Gadot and its consolidated subsidiaries. Gadot listed its shares for trading on the Tel Aviv Stock Exchange ("TASE") in 2003 and was delisted from trade on October 16, 2008, following Ampal's successful tender offers to purchase Gadot's publicly held shares.

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

8.	Acquisition of the business of 012 Smile Communications Ltd.

On January 31, 2010 ("the Closing Date"), Ampal, through its indirect wholly owned subsidiary Merhav Ampal Energy Ltd. (“MAE”) and MAE's wholly owned subsidiary 012 Smile Telecom Ltd. ("012 Smile," formerly Ampal Investments and Communications 2009 Ltd.), closed the transaction to purchase the business of 012 Smile Communications Ltd. (“012”), pursuant to an Asset Purchase Agreement (the "012 Agreement") between MAE (on behalf of 012 Smile) and 012, dated November 16, 2009, as amended on January 26, 2010 ("012 Acquisition") for 1.2 billion New Israeli Shekels ("NIS"), or approximately $322 million. Ampal, through its subsidiaries, acquired substantially all the assets and liabilities of 012, including all of its customer and supplier agreements, management, employees, infrastructure, equipment and other assets, but excluding (i) certain retained cash and other customary excluded assets, (ii) the rights and obligations of 012 related to the acquisition of Bezeq – The Israeli Telecommunications Corporation Ltd. and (iii) certain indebtedness and other liabilities.  Prior to closing of the acquisition, 012 Smile received all required licenses for the conduct continuing of the business from the Israeli Ministry of Communications ("Ministry of Communications").

The purchase of 012’s business further diversified Ampal's business and added the communication sector to Ampal's holdings.

Ampal's management has been managing the strategy and day to day operations of the acquired business since January 1, 2010. In the period from January 1, 2010 to the Closing Date the operations Ampal purchased generated cash in the amount of $3.1 million. This amount transferred from 012 to 012 Smile on the 012 Closing Date and was deducted from the purchase price in accordance with the requirements of the US GAAP.

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

Ampal financed the 012 transaction with a combination of (i) available cash, (ii) the proceeds of a new 012 Credit Facility, dated January 31, 2010 (the “012 Credit Facility”), between 012 Smile, Bank Leumi Le'Israel B.M. ("Leumi") and Israel Discount Bank Ltd. ("Discount," and together with Leumi, the "Bank Lenders"), for 800 million NIS, (approximately $215 million) and (iii) a Loan Agreement, dated January 31, 2010 (the "012 Loan Agreement"), between MAE, 012 Smile, Harel Insurance Company Ltd. and its affiliates (collectively, "Harel") and Menora Mivtachim Insurance Ltd. and its affiliates (collectively, "Menora," and together with Harel, the "Institutional Lenders"), for 220 million NIS (approximately $59 million). Ampal has guaranteed the obligations of 012 Smile under the 012 Credit Facility.

The purchase price was $319 million, consisting of $322 million paid in cash at closing and reduced by the $3.1 million of cash that was transferred from 012 to 012 Smile on the 012 Closing Date representing the cash generated during the period from January 1, 2010 through the closing.

The purchase price was allocated to the tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated purchase price recorded as goodwill. The fair value assigned to identifiable intangible assets acquired has been determined primarily by using the income approach and a variation of the income approach known as the profit allocation method, which discounts expected future cash flows to present value using estimates and assumptions determined by management. Purchased identifiable intangible assets are amortized on a straight-line basis over their respective useful lives. Our allocation of the purchase price is summarized in the table below (in thousands):

(In thousands)
Accounts receivable - trade	$59,327
Accounts receivable - other	3,763
Accounts payable - trade	(44,687)
Accounts payable - other	(21,519)
Property and equipment	49,288
Intangible assets	104,896
Other	(1,415)
Trade names	20,831
Customer base	74,619
Other intangible assets	10,388
Goodwill	63,611
$319,102

Our estimated useful life of the identifiable intangible assets acquired is thirteen years for the trade name, nine years for customer base and one year for other intangibles.

Customer base - The customer base, was valued using a variation of the income approach. Under this approach, the Company estimated the present value of expected future cash flows resulting from the existing customer relationships, considering attrition and charges for contributory assets utilized in the business. The customer relationships are amortized to depreciation and amortization, over a weighted average amortization period of eight years, based on the expected discounted future net cash flows by year.

Trade names - The trade names were valued using a “relief from royalty” method, an approach under which fair value is estimated to be the present value of royalties saved. The trade names were valued in three parts based on 012’s three primary segments. The trade names are amortized to depreciation and amortization, on a straight-line basis, over 13 years.

Set forth below are the pro forma combined condensed income statements for the three months ended March 31, 2010 and 2009, assuming that the acquisition of 012 had occurred on January 1, 2010 and 2009, respectively, after giving effect to certain adjustments, including amortization of identifiable intangible assets of 012, the elimination of intercompany transactions and profits not yet realized outside the Company.

The pro forma financial information is not necessarily indicative of the combined results that would have been attained had the acquisition taken place at the beginning of 2010 or 2009, nor is it necessarily indicative of future results.

	Three months ended March 31,
	2010	2009
	$ In thousands (except per share data)

Revenues	194,212	194,599

Net income (loss)	(9,195)	15,685

Loss per share - primary and diluted	(0.16)	0.28

9.	Sugarcane Ethanol Production Project

On December 31, 2009, Ampal signed an option exercise agreement (the “Exercise Agreement”) with Merhav pursuant to which it exercised, subject to certain conditions, its option (the “Option”) to convert Ampal’s existing loan to Merhav (consisting of $20 million of principal plus accrued interest) (the “Loan”) into a 25% equity interest in the sugarcane ethanol production project in Colombia (the “Project”) being developed by Merhav. The Loan is evidenced by an Amended and Restated Promissory Note, dated December 25, 2008 (the “Note”), issued by Merhav in favor of Ampal, and is secured by Merhav’s pledge of its shares of Class A Stock of Ampal, pursuant to that certain Pledge Agreement, dated December 24, 2007, between Merhav and Ampal (the “Pledge Agreement”). Merhav’s obligations under the Note are guaranteed by Mr. Yosef A. Maiman pursuant to a personal guaranty, dated as of December 25, 2008 (the “Guaranty”). The Option is evidenced by an Option Agreement, dated December 25, 2007, between Merhav and Ampal, as amended on December 25, 2008 (the “Option Agreement”). The Loan, Option and related transactions are summarized in previously filed annual and periodic reports.

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

10.          Services and Management Agreements

Ampal and Gadot entered into a services agreement pursuant to which Gadot shall pay Ampal management fees, calculated as a percentage of Gadot's profits, in consideration for management services rendered by Ampal to Gadot.

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

Ampal and 012 Smile entered into a services agreement pursuant to which 012 Smile shall pay Ampal an annual management fee of  NIS 15 million ($ 4.0  million) linked to the Israeli Consumer Price Index, in consideration for management services rendered by Ampal to 012 Smile.

11.          Derivatives and Other Financial Instruments

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

Asset Derivatives

_________________________________________________________________________________

		(U.S. Dollars in thousands)
Derivative Instrument	Location	March 31, 2010	December 31, 2009	March 31, 2009
SWAP contracts	Other assets	2,677	3,123	-
Exchange rate contracts	Other assets	-	60	846

Liability Derivatives

_________________________________________________________________________________

		(U.S. Dollars in thousands)
Derivative Instrument	Location	March 31, 2010	December 31, 2009	March 31, 2009
SWAP contracts	Accounts payable, accrued expenses and others	-	-	5,629
Exchange rate contracts	Accounts payable, accrued expenses and others	214	39	7

Statement of Operations

_________________________________________________________________________________

		(U.S. Dollars in thousands)
		Three months ended March 31
Derivative Instrument	Location	2010	2009
SWAP contract	Translation gain (loss)	82	(1,993)
Interest rate SWAP contract	Interest gain	446	-
Exchange rate contracts	Translation loss	(135)	(1,606)

12.          Fair Value Measurements

Fair value is defined fair value as the price that would be received to sell an asset or paid to transfer the liability (an exit price) in an orderly transaction between market participants and also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy used by the Company within ASC 820 distinguishes between three levels of inputs that may be utilized when measuring fair value including level 1 inputs (using quoted prices in active markets for identical assets or liabilities), level 2 inputs (using inputs other than level 1 prices such as quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability) and level 3 inputs (unobservable inputs supported by little or no market activity based on the company's own assumptions used to measure assets and liabilities). A financial asset's or liability’s classification within the above hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

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

Financial assets and liabilities measured at fair value on a recurring basis as at March 31, 2010 consisted of the following (in thousands):

Fair Value Measurements as Using at :

	March 31, 2010			December 31, 2009
	Level 1	Level 2	Total	Level 1	Level 2	Total
Trading securities *	$2,175	$-	$2,175	$2,152	$-	$2,152
Available for sale securities *	15,723	-	15,723	27,193	-	27,193
Derivative assets **	-	2,677	2,677	-	3,183	3,183
Derivative liabilities **	-	(214)	(214)	-	(39)	(39)
Total	$17,898	$2,463	$20,361	$29,345	$3,144	$32,489

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

* The trading securities and available for sale securities are mainly traded debentures

** See Note 11.

The carrying amount of the Company's traded debentures as of March 31, 2010 is $217 million. The market value of such debentures, based on the closing price of those debentures on March 31, 2010 on the TASE, was $222 million. The total carrying value of long-term loans as of March 31, 2010 was $451 million. The Company estimates that the fair value of the long-term loans approximates their carrying value, since substantially all of them bear non-fixed interest and there is no significant change in the credit risk of such loans.

13.	Segment information presented below, results primarily from operations in Israel.

The Chemical segment consists of Gadot which operates in the distribution and marketing of liquid chemicals for raw materials used in the chemical industry.

The Communication segment consists of 012 Smile which is a leading provider of communication services in Israel, offering a wide range of broadband and traditional voice services.

The Energy segment consists of the investment in EMG, an Egyptian joint stock company, which holds the right to supply and supplies natural gas to Israel through an underwater pipeline from Egypt to Israel. This investment is accounted for under the cost method.

The Leisure-time segment consists of an affiliate, Country Club Kfar Saba Ltd., the Company’s 51%-owned subsidiary, located in Israel.

The Finance segment consists of all other activities which are not part of any of the above segments.

THREE MONTHS ENDED MARCH 31,	2010	2009
(Dollars in thousands)

Revenues:
Chemicals	$114,392	$94,673
Communications	52,097	-
Finance	1,000	29,911
Leisure-time	661	693
	168,150	125,277
Equity in earnings (losses) of affiliates	17	(44)
Total consolidated revenues	$168,167	$125,233

Pre-tax Operating Gain (loss):
Chemicals	$(1,842)	$171
Communications	1,944	-
Finance	(10,774)	21,621
Leisure-time	87	203
	(10,585)	21,995
Equity in earnings (losses) of affiliates	17	(44)
Total consolidated pretax (loss)	$(10,568)	$21,951

Total Assets:
Chemicals	$385,430	$328,408
Communications	391,050	-
Finance	569,150	486,339
Energy	361,323	361,323
Leisure-Time	3,686	2,802
Inter- segments adjustments	(449,079)	(302,582)
Total consolidated assets	$1,261,560	$876,290

Corporate office expense is principally applicable to the Finance segment and has been charged to that segment. Revenues and pre-tax operating gain above exclude Equity in earnings (losses) of affiliates.

14.
The following table summarizes securities that were not included in the calculations of diluted earnings per share of Class A Stock for the periods ended March 31, 2010 and 2009 because such shares are anti-dilutive.

(Shares in thousands)	Three Months Ended March 31,
	2010	2009

Shares resulting from Options and Rights	3,783	2,921

15.           LEGAL PROCEEDINGS:

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

012

Pursuant to the Asset Purchase Agreement (the “012 Agreement”), the following claims involving 012 have been assumed by 012 Smile, which will incur any of the liabilities or benefits resulting from such claims.

1.
On January 2, 2005, a claim was made against 012 and three other companies regarding alleged infringement of Israeli Patent No. 76993 of November 10, 1985, unjust enrichment, breach of statutory duties and conversion (the “2005 Claim”). The plaintiffs’ demands include payment of amounts of income generated from exploitation of the patent, payment of reasonable royalties for exploitation of the patent, punitive damages, litigation costs and attorneys’ fees, and payment of linkage differentials and interest from the date of creation of the debt until the date of actual payment. The 2005 Claim states that the monetary amount cannot be determined at this stage and that it has been assessed for the purpose of court fees only at NIS 10 million (approximately $2.7 million), against all defendants collectively and separately. On July 17, 2005, a statement of defense was filed against plaintiffs and a third party notice was filed against the providers of the telecommunications systems allegedly infringing on the patent (the “Third Party Defendants”), seeking indemnification and compensation for any liability that may be imposed in the context of the 2005 Claim (the “Third Party Proceedings”). The plaintiffs have also initiated similar proceedings against other telecommunication companies in other countries, including the United Kingdom and the United States. Some telecommunication companies, including one of the initial defendants named in this 2005 Claim, have settled with the plaintiffs and obtained a license, whereas other telecommunication companies have refused to settle. For example, the corresponding English patent was declared invalid following a legal action and appeals. In the 2005 Claim, a pre-trial hearing was held on February 14, 2010, and on said date the parties have mutually exchanged affidavits in response to discovery requests and interrogatories, and the District Court scheduled another pre-trial hearing for June 30, 2010. One of the Third Party Defendants in the Third Party Proceedings is Nortel Networks Israel (Sales and Marketing) Ltd. (“Nortel Israel”). In a separate proceeding, on January 19, 2009, the District Court of Tel Aviv issued an ex parte order according to which all legal proceedings to which Nortel Israel is a party, including the above-mentioned Third Party Proceedings, were stayed and the District Court also appointed Adv. Avi D. Pelossof and accountant Yaron Har-Zvi as Nortel Israel's Trustees. On February 25, 2009, 012 and another defendant in the 2005 Claim, filed a motion with the Court requesting that it allow 012 and the other applicant to continue the Third Party Proceedings against Nortel Israel. This Motion was later granted by the Court. On November 24, 2009, the court approved Nortel Israel's proposed Creditors Arrangement. 012 and Nortel Israel's Trustees have reached a Settlement Agreement, resolving all disputes in connection with the Third Party Proceedings, between 012 and Nortel Israel (“Settlement Agreement”). Under the terms of the Settlement Agreement, Nortel Israel Nortel Israel paid 012 NIS 787,500 (approximately $212,000), which were paid by the trustees in full.  In consideration, 012 agreed to dismiss the Third Party Proceedings against Nortel Israel and Telrad Networks Ltd. ("Telrad").  On February 14, 2010, the Court dismissed the Third Party Proceedings against Nortel Israel and Telrad.

2.
In April 2008, a motion to certify a class action was filed with various District Courts in Israel against several international telephony companies including 012, with respect to prepaid calling card services. The plaintiffs allege that: (i) the defendants unlawfully charged consumers in excess of the tariffs published by them, (ii) the prepaid calling cards provide an average of 50% of the units of time indicated to the purchasers of the cards, (iii) the defendants deducted from the prepaid calling card the time spent when a user unsuccessfully attempts to make a call utilizing the card, (iv) the defendants calculated and collected payment not by units of round minutes indicated, (v) the defendants provided misleading information about the number of “units” on the card, and (vi) the defendants formed a cartel that arranged and raised the prices of calling cards. In the event the lawsuit is certified as a class action, the total amount claimed against 012 is NIS 226.4 million (approximately $61 million). 012 replied to the motion on April 2009, and the court is currently awaiting the filing of final summaries by the parties before granting its decision.

3.
In November 2008, a motion to certify a class action was filed with the Tel Aviv District Court in Israel against 012. The action alleges that 012 unlawfully raised the monthly tariffs for its Internet services. The total amount of the claim is NIS 81.5 million (approximately $21.6 million). 012 replied to the motion on May 2009. A pre-trial hearing was held on January 2010. The case is scheduled for an additional pre-trial hearing on June 23, 2010.

4.
In November 2009, a motion to certify a class action was filed against 012 with the Central District Court in Israel. Together with the filing of the motion, the plaintiff filed a motion for a temporary restrictive order to prevent 012 from deleting or changing data from its database with regard to the plaintiff's claims in the motion. The motion alleges that 012 has violated the Israeli "anti spam" law by sending advertising materials to its customers.  The amount of the plaintiff's personal claim is set at NIS 10,000 (approximately $2,700). The estimated amount of the entire claim is yet to be known. On November 29, 2009, the court granted a temporary order which prevents 012 from deleting or changing data from its database with regard to specific messages which according to the motion were sent by the plaintiff to 012. 012 filed its response to the motion on February 2010. A court hearing was held on March 2010 and the court ordered the plaintiff to notify the Court by May 17, 2010 whether he intends to litigate the claim and the request or to submit a motion to withdrawal.

5.
In November 2009, a motion to certify a class action was filed against 012 with the Tel-Aviv District Court in Israel. The motion alleges that 012 unlawfully charges its customers who do not pay their debts on time with collection expenses. The estimated amount of the entire claim is NIS 21.75 Million (approximately $5.9 million). 012 has not yet replied to the motion. The motion is scheduled to be heard on June 22, 2010.

6.
In December 2009, a motion to certify a class action was filed against 012 with the Central District Court in Israel. The motion alleges that 012 unlawfully intervenes with web traffic, especially as it relates to Peer to Peer websites. The estimated amount of the entire claim is NIS 40 Million (approximately $10.8 million). 012 has not yet replied to the motion.

7.
In January 2010, a motion to certify a class action was filed against 012, 012's subsidiary, 012 Telecom Ltd., and others with the Central District Court in Israel. The motion alleges that 012 unlawfully charges its customers when placing calls to 012's support center. The total amount of the action against 012 and its subsidiary is approximately NIS 48.6 million (approximately $13 million). 012's response to the motion is due by July 1, 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

CRITICAL ACCOUNTING POLICIES

The preparation of Ampal – American Israel Corporation's ("Ampal", and collectively with its subsidiaries, the "Company") consolidated financial statements is in conformity with accounting principles generally accepted in the United States ("GAAP") which requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. Actual results may differ from these estimates. To facilitate the understanding of Ampal’s business activities, described below are certain Ampal accounting policies that are relatively more important to the portrayal of its financial condition and results of operations and that require management’s subjective judgments. Ampal bases its judgments on its experience and various other assumptions that it believes to be reasonable under the circumstances. Please refer to Note 1 to Ampal’s consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 for a summary of all of Ampal’s significant accounting policies.

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

Revenue derived from usage of the Company’s networks, including business, residential and carrier long distance traffic, data and Internet traffic services revenues is recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed or product delivered and collectability of the resulting receivable is reasonably assured.

For traditional voice services, revenue is earned based on the number of minutes of a call and is recorded upon completion of a call. Revenue for a period is calculated based on information received through the Company’s network switches. Revenue on prepaid calling cards is recognized as service is provided until expiration when all unused minutes, which are no longer available to customers, are recognized as revenue.

For broadband and data services, revenue is earned on a fixed monthly fee basis for the provision of services. Broadband and data services include monthly fees collected for the provision of dedicated and dial-up access at various speeds and bandwidths, and also web and server hosting. These fees are recognized as services are provided. The Company records payments received in advance for services and services to be provided under contractual agreements, such as Internet broadband, as deferred revenue until such related services are provided.

The Company also offers value-added services including web faxing services, anti-spam and anti-virus protection. Generally, these enhanced features and data applications generate additional service revenues through monthly subscription fees or increased usage through utilization of the features and applications. Revenues from enhanced features and optional services are recognized when earned.

Revenues from sales of equipment such as routers, that are not contingent upon the delivery of additional products or services are recognized when products are delivered to and accepted by customers. Pursuant to ASC 605-25, "Multiple-Element Arrangements" (formerly Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables,” the Company determined that the sale of equipment with accompanying services constitutes a revenue arrangement with multiple deliverables. Accordingly, consideration received for equipment, that is not contingent upon the delivery of additional items (such as the services), is recognized as equipment revenue, based on their relative fair value, upon the delivery of the equipment to the subscriber and when all other revenue recognition criteria are met. Consideration for services is recognized as services revenue when earned.

The Company reports any taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between the Company and a customer on a net basis (excluded from revenues).

Recently adopted and recently Issued Accounting Pronouncements

ASC 810 (formerly SFAS No. 167)

In June 2009, the Financial Accounting Standards Board ("FASB") issued accounting guidance contained within ASC 810, “Consolidation,” regarding the consolidation of variable interest entities (formerly SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”). Amendments to FASB Interpretation No. 46(R), ASC 810, is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company’s involvement with variable interest entities. This standard is effective for interim and annual periods beginning after November 15, 2009. The adoption did not have a material impact on the Company's financial statements.

Results of Operations

Chemicals

Changes in pricing and demand for chemicals

The overall demand for chemical products, especially commodity chemicals, is highly dependent on general economic conditions. In the past quarter, the price of crude oil slightly increased, which led to a moderate price increase in commodity chemicals. The demand for chemicals is also showing a moderate increase. The G-7's economic growth indicators reveal an ease in the recession. It is too early to state that it is the end of the slow down, as private consumption is still slow.

In the three months ended March 31, 2010 and 2009, the Company included the following certain data of Gadot Chemical Tankers and Terminals Ltd. ("Gadot") (in millions of dollars):

	2010	2009
	(U.S. dollars in millions)
Chemical income	$114.4	$94.7
Chemical expense	$106.5	$86.8
Marketing and sales expense	$2.2	$1.6
Other expense (mainly general and administrative)	$5.8	$3.8
Interest expense	$1.6	$2.8

Communication

In the three months ended March 31, 2010, we acquired the business of 012 Smile Communications Ltd. ("012") through our indirect wholly owned subsidiary 012 Smile Telecom Ltd. ("012 Smile", formerly Ampal Investments and Communications 2009 Ltd.). Through this business we offer services to residential and business customers, as well as to Israeli cellular operators and international communication services providers, or carriers, through our integrated multipurpose network, which allows us to provide services to almost all of the homes and businesses in Israel. We estimate our market share of the international telephony market was 34% based on the number of incoming and outgoing minutes in Israel. We estimate that our market share of the broadband Internet access market was 33% based on previous broadband market analysis by 012. We provided services to approximately one million registered household customers and approximately 89,000 registered business customers. Our enterprise customer base consists of many of Israel’s leading companies, including 53 of the 100 largest companies in Israel (as determined by Dun & Bradstreet), which includes the two largest Israeli banks and the Government of Israel.

We operate in a highly regulated industry in Israel, which has undergone significant changes in the past decade, transitioning from a slow moving market, with a single state-owned carrier, Bezeq, to one that, although still highly-regulated, has grown rapidly and is highly competitive in nearly every segment.

In the three months ended March 31, 2010, the Company included the following certain data of 012 Smile relating to the period from the Closing Date on January 31, 2010  to March 31, 2010 (in millions of dollars):

2010
(U.S. dollars in millions)
Communication income	$52.1
Communication expense	$36.4
Marketing and sales expense	$8.6
Other expense (mainly general and administrative)	$2.3
Interest expense	$2.9

Ampal's management has been managing the strategy and day to day operations of the acquired business since January 1, 2010. According to US GAAP the net income in the amount of $0.6 million that was generated by the acquired business in the period from January 1, 2010 to the Closing Date on January 31, 2010 were not included in Ampal's statement of operations in the three months ended March 31, 2010.

Three months ended March 31, 2010 compared to three months ended March 31, 2009

The Company recorded a consolidated net loss of $8.8 million for the three months ended March 31, 2010, compared to a net gain of $12.5 million for the corresponding period in 2009. The loss in 2010 is primarily attributable to the interest expenses resulting from the issuance of debentures and loans for the financing of the purchase of 012's business and depreciation of the intangible assets, while the gain in 2009 was primarily attributable to the translation gain and gain from the debenture repurchase.

In the three months ended March 31, 2010, the Company recorded $10.8 million of marketing and sales expense, as compared to a $1.6 million marketing and sales  expense in the corresponding period in 2009. These expenses are attributable to Gadot and 012 Smile and composed mainly of salary and commission expenses. The increase is primarily the result of the marketing and sales expense of 012 Smile which the Company included for the first time in 2010, amounting to $8.6 million.

In the three months ended March 31, 2010, the Company recorded a $12.6 million of general, administrative and other expense, as compared to $7.6 million in the corresponding period in 2009. The increase is primarily the result of the general, administrative and other expense of 012 Smile which the Company included for the first time in 2010.

In the three months ended March 31, 2010, the Company recorded a $1.5 million of net loss attributable to noncontrolling interests, as compared to $9.0 million of net gain attributable to noncontrolling interests in the corresponding period in 2009. These losses are mainly attributable to translation losses in the notes issued to the partners in Merhav Ampal Energy, LP, an Israeli limited partnership (the "Joint Venture"), resulting from the devaluation of the New Israeli Shekel compared to the U.S. Dollar.

In the three months ended March 31, 2010, the Company recorded a $9.0 million interest expense, as compared to a $7.3 million interest expense for the corresponding period in 2009. The interest expense relates to the financing the Company obtained in order to purchase 012's on-going business and Gadot, the Company's debentures, the Company's notes payable and the interest expense resulting from the swap agreements.

In the three months ended March 31, 2010, the Company recorded a $3.4 million translation loss, as compared to a $26.6 million translation gain for the corresponding period in 2009. The decrease in translation expenses is related to a change in the valuation of the New Israeli Shekel as compared to the U.S. Dollar, which decreased 1.6% in the three months ended March 31, 2010, as compared to an increase of 10.1% for the corresponding period in 2009.

The Company recorded a minor net gain in Equity in earnings of affiliates for the three months ended March 31, 2010, compared to a minor net loss in Equity in losses of affiliates for the corresponding period in 2009.

Results of operations analyzed by segments for three months ended March 31:

	2010	2009
	(U.S. Dollars in thousands)

Revenues:

Chemicals	$114,392	$94,673
Communications	52,097	-
Finance	1,000	29,911
Leisure-time	661	693
	168,150	125,277
Equity in earnings (losses) of affiliates	17	(44)
Total	$168,167	$125,233

The Chemicals income relates solely to Gadot and was derived from the following activities: sales of a wide range of liquid chemicals, providing maritime shipping services of chemicals by ships and providing other services which include logistics and storage services for chemicals.

In the three months ended March 31, 2010, the Company recorded $168.2 million in revenue which was comprised of $114.4 million in the Chemicals segment, $52.1 million in the Communications segment, $1.0 million in the Finance segment and $0.7 million in the Leisure-time segment, as compared to $125.2 million for the same period in 2009, which was comprised of $94.7 million in the Chemicals segment, $29.9 million in the Finance segment and $0.7 million in the Leisure-time segment. The increase in Chemicals revenues is primarily attributable to the recovery in the markets, especially in Europe, which lead the increase in sold quantities and product prices. The effect of increased demand for chemical carrier ships was still felt during the first three months of 2010. The freight rates are still low compared to 2008. In addition, the decline in shipped quantities generates an uneven shipment of chemicals, which in certain voyages, results in almost no cargo being shipped on the return leg of a voyage.

The Communications income relates solely to 012 Smile and was derived mainly from the sale of broadband and traditional voice services.

Broadband services revenues primarily consist of monthly subscriptions for broadband access to the Internet. We also earn revenues from offering a diverse suite of value-added services that are incremental to our core broadband Internet access services, such as e-mail, global remote access, wireless and wired home networking, various security services and virtual private network services. We also provide specialized data services to bandwidth-intensive organizations and international carriers, allowing them to transmit electronic data from point to point or from point to multi-points. Our fee structure for these services depends on three main factors: capacity, distance and the type of technology used.

Revenues from traditional voice services are generated from payments based on the number of minutes the service is used by subscribers and the destination of the calls. In addition, we bill Israeli carriers for their customers’ use of our services. We provide termination services to over 80 international carriers for their calls originating outside of Israel. We also provide hubbing-traffic routing to our international carrier customers and roaming and signaling services for cellular operators.

The decrease in the Finance segment is primarily attributable to the translation gain and the repurchase of the Company's debentures in 2009.

	2010	2009
	(U.S. Dollars in thousands)

Expenses:

Chemicals	$116,235	$94,921
Communications	50,153	-
Finance	11,773	7,847
Leisure-time	574	514
Total	$178,735	$103,282

In the three months ended March 31, 2010, the Company recorded $178.7 million in expenses which was comprised of $116.2 million of expenses in the Chemicals segment, $50.2 million in the Communications segment, $11.8 million of expenses in the Finance segment and a $0.6 million of expenses in the Leisure-time segment, as compared to $103.3 million in expenses for the same period in 2009 which was comprised of $94.9 million in the Chemicals segment, $7.8 million in the Finance segment and $0.5 million in the Leisure-time segment. The chemical commodity pricing is a derivative of the crude oil pricing. Since September 2009 the crude oil's price increase and led to an increase in the Chemical commodity prices.

Our communication expenses consist primarily of costs of network services, salaries and related expenses, direct cost of the equipment sold to customers, selling and marketing expenses, facilities costs, and depreciation and amortization expenses.

The main cost items for the broadband services are the Internet connectivity costs and the technical support costs. The Internet connectivity costs include the connections between our regional network operations centers, points of presence and the Internet backbone. For the traditional voice services, the main cost item is the international and local termination costs. We have entered into interconnect agreements with several international carriers to allow us to provide global connectivity to our customers, and have spent significant sums on acquiring rights of use, or ROU, of international submarine fiber-optic cables to ensure the availability of adequate domestic and international bandwidth.

    Income taxes

In the three month period ended March 31, 2010, the Company reported a tax benefit of $0.2 million as compared to approximately $0.4 million of tax expense in the corresponding period in 2009. The tax benefit which was recorded pertains mainly to losses of the Company and affiliates for which we created a deferred tax asset.

Liquidity and Capital Resources

    Cash Flows

On March 31, 2010, cash, cash equivalents and marketable securities were $72.1 million, as compared with $100.7 million at December 31, 2009. The decrease is mainly attributable to the acquisition of 012's business.

As of March 31, 2010, the Company had $17.9 million of marketable securities as compared to $29.3 million as of December 31, 2009. The decrease is attributable to the sale of marketable securities to finance the acquisition of 012's business.

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

    Cash flows from operating activities

Net cash provided by operating activities totaled approximately $1.8 million for the three months ended March 31, 2010, compared to approximately $19.7 million provided by operating activities for the corresponding period in 2009. The decrease in cash provided by operating activities is primarily attributable to the decrease in accounts payable and increase in accounts receivable and inventories as compared to the corresponding period in 2009.

    Cash flows from investing activities

Net cash used in investing activities totaled approximately $314.0 million for the three months ended March 31, 2010, compared to approximately $1.2 million provided by investing activities for the corresponding period in 2009. The change in cash used in investing activities is primarily attributable to the acquisition of 012's business.

    Cash flows from financing activities

Net cash provided by financing activities was approximately $268.2 million for the three months ended March 31, 2010, compared to approximately $16.2 million of net cash used in financing activities for the corresponding period in 2009. The change in cash provided in financing activities is primarily attributable to the notes payable received for the acquisition of 012's business.

Investments

In the three months ended March 31, 2010, the Company made additional investments in the amount of a $0.4 million loan to Bay Heart Ltd. ("Bay Heart").

Debt

Notes issued to institutional investors in Israel, the convertible note issued to Merhav M.N.F Ltd. ("Merhav") and other loans payable pursuant to bank borrowings are either in U.S. Dollars, linked to the Consumer Price Index ("CPI") in Israel or in unlinked New Israeli Shekels, with interest rates varying depending upon their linkage provision and mature between 2010-2019.

The Company finances its general operations and other financial commitments through bank loans from Bank Hapoalim, Union Bank of Israel Ltd. ("UBI") and Israel Discount Bank Ltd. ("IDB"). As of March 31, 2010, the outstanding indebtedness under these bank loans totaled $668.1 million, and the loans mature through 2010-2019.

In November, 2006, the Company entered into a trust agreement with Hermetic Trust (1975) Ltd. pursuant to which the Company issued Series A debentures to institutional investors in Israel in the principal aggregate amount of NIS 250.0 million (approximately $58.0 million) with an interest rate of 5.75%, which is linked to the Israeli consumer price index. The debentures were registered for trading on the TASE in August 2007. The debentures rank pari passu with our unsecured indebtedness. The debentures will be repaid in five equal annual installments commencing on November 20, 2011, and the interest is paid semi-annually. As of March 31, 2010, the outstanding debt under the debentures amounts to $68.2 million.

On April 29, 2008, Ampal completed a public offering in Israel of NIS 577.8 million (approximately $166.8 million) aggregate principal amount of its Series B debentures, due in 2016. The debentures are linked to the Israeli consumer price index and carry an annual interest rate of 6.6%. The debentures rank pari passu with Ampal’s unsecured indebtedness. The debentures will be repaid in five equal annual installments commencing on January 31, 2012, and the interest will be paid semi-annually. As of March 31, 2010, the outstanding debt under the debentures amounts to $144.1 million, due to the change in valuation of the New Israeli Shekel as compared to the U.S. dollar and to the repurchase plan. Ampal deposited an amount equal to $44.6 million with Clal Finance Trusties 2007 Ltd. in accordance with a trust agreement dated April 6, 2008, to secure the first four years worth of payments of interest on the debentures. As of March 31, 2010, the outstanding amount of the deposit was $20.5 million. The debt offering was made solely to certain non-U.S. institutional investors in accordance with Regulation S under the U.S. Securities Act of 1933, as amended. The notes have not been and will not be registered under the U.S. securities laws, or any state securities laws, and may not be offered or sold in the United States or to United States persons without registration unless an exemption from such registration is available. Midroog Ltd. (an affiliate of Moody's Investors Service) currently rates Ampal's Series A and Series B Debentures as A3.

Ampal funded the Gadot acquisition with a combination of available cash and the proceeds of the credit facility, dated November 29, 2007 (the "Credit Facility"), between Merhav Ampal Energy Ltd. ("MAE") and IDB, for approximately $60.7 million, which amount was increased, on the same terms and conditions, on June 3, 2008 by approximately $11.3 million in order to fund the second stage of the transaction and on September 23, 2008 by approximately $15.4 million in order to fund the third stage of the transaction. The Credit Facility is divided into two equal loans of approximately $43.7 million. The first loan is a revolving loan that has no principal payments and may be repaid in full or in part on December 31 of each year until 2019, when a single balloon payment will become due. The second loan also matures in 2019, has no principal payments for the first one and a half years, and shall thereafter be paid in equal installments over the remaining 9.5 years of the term. Interest on both loans accrues at a floating rate equal to LIBOR plus 2% and is payable on a current basis. Ampal has guaranteed all the obligations of MAE under the Credit Facility and Ampal’s interest in Gadot has also been pledged to IDB as a security for the Credit Facility.  Yosef Maiman has agreed with IDB to maintain ownership of a certain amount of the Company’s Class A Common Stock. The Credit Facility contains customary affirmative and negative covenants for credit facilities of this type.

As of March 31, 2010, the Company has a $6.7 million loan with UBI that bears interest at the rate of LIBOR plus 2% to be repaid in six annual installments commencing on April 2, 2008 and various other loans with UBI in the aggregate amount of $5.4 million linked to the CPI bearing interest of 2.9% to be repaid during 2010 and 2011.

As of March 31, 2010, the Company has a $13.5 million loan with Bank Hapoalim as part of a $27 million dollar loan facility. The funds borrowed under the loan facility are due in six annual installments commencing on December 31, 2007 and bear interest at an annual rate of LIBOR plus 2%. The related loan agreement contains financial and other covenants including an acceleration of payment upon the occurrence of certain changes in the ownership of the Company’s Class A Stock. As of March 31, 2010, the Company is in compliance with its debt covenants.

As of March 31, 2010, the Company has a $98.7 million loan from institutional investors who own 50% of Merhav Ampal Energy Holdings, LP. The loan is not linked to the Consumer Price Index in Israel, bears no interest and is repayable upon agreement by both parties.

The Company has a short term loan from Bank Hapoalim in the aggregate amount of $3.5 million bearing interest of 2.88%, to be repaid by June 30, 2010 and a revolving short term loan in the amount of $2.4 million bearing interest of 4.6%.

As of March 31, 2010, Gadot had $4.5 million outstanding under its other debentures. These debentures are not convertible into shares and are repayable in five equal annual installments on September 15 of each of the years 2008 through 2012. The outstanding balance of the principal of the debentures bears annual interest at the rate of 5.3%. The principal and interest of the debentures are linked to the Consumer Price Index in Israel and the interest is payable in semi-annual installments on March 15 and September 15 of each of the years 2006 through 2012.

As of March 31, 2010, Gadot, a wholly owned subsidiary of Ampal, has short term loans, including current maturities, payable in the amount of $98.8 million and long term loans payable in the amount of $76.6 million. The various short term loans payable are either unlinked or linked to the USD or Euro and bear interest at rates between 3% to 7%. The various long term loans payable are either unlinked or linked to the Consumer Price Index in Israel or linked to the USD or Euro and bear interest at rates between 4.4% to 9.1%.

As of March 31, 2010, 012 Smile, a wholly owned subsidiary of Ampal, has short term loans, including current maturities, payable in the amount of $46.2 million and long term loans payable in the amount of $169.3 million.

The weighted average interest rates and the balances of these short-term borrowings at March 31, 2010 and December 31, 2009 were 2.9% on $216.6 million and 2.4% on $170.9 million, respectively.

Pursuant to the Loan Agreement, dated January 31, 2010 (the "012 Loan Agreement"), between MAE, 012 Smile, Harel Insurance Company Ltd. and its affiliates (collectively, "Harel") and Menora Mivtachim Insurance Ltd. and its affiliates (collectively, "Menora" and together with Harel, the "Institutional Lenders"), the 220 million NIS (or approximately $59 million) principal of the loan is payable in equal semi-annual installments on January 31 and July 31 of each year, with the first payment due on January 31, 2012. The interest on the loan accrues at a rate of 7% per year, payable in equal semi-annual installments on January 31 and July 31 of each year, with the first payment due on January 31, 2011.  The principal and interest payments are linked to the Israeli consumer price index.  The loan is also subject to a semi-annual fee at a rate of 0.5% of the unpaid principal and a semi-annual fee based, among other things, on the EBIDTA of 012 Smile. As of March 31, 2010, the outstanding amount of the loan is $59.2 million.

012 Smile's rights and assets are pledged to the Institutional Lenders as security for the 012 Loan Agreement.  MAE also pledged to the Institutional Lenders all the equity and debt it holds in or is owed by 012 Smile. The Company has also guaranteed all the obligations of 012 Smile under the 012 Loan Agreement. An amount of 20 million NIS (or approximately $5.3 Million) from the loan amount was also deposited in a special account, which was pledged by MAE in favor of the Institutional Lenders.

The loan under the 012 Credit Facility, dated January 31, 2010 (the "012 Credit Facility"), between 012 Smile, Bank Leumi Le' Israel B.M ("Leumi") and IDB (together with Leumi, the "Bank Lenders"), was funded 80% by Leumi and 20% by IDB. Leumi was appointed arranger on behalf of the Bank Lenders.   The 012 Credit Facility, denominated in NIS, is divided into three tranches as follows: 500 million NIS (or approximately $134 Million), 200 million NIS (or approximately $54 Million) and 100 million NIS (or approximately $27 Million), respectively, which are subject to the following terms:

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

012 Smile's rights and assets have been pledged to Leumi and IDB as security for the 012 Credit Facility. The Company and MAE have also guaranteed all the obligations of 012 Smile under the 012 Credit Facility, as well as up to 43 million New Israeli Shekels (or approximately $11.5 Million) of additional credit from Leumi and IDB. MAE also pledged Leumi and IDB all the equity it holds in or debt owed to it by 012 Smile. Yosef Maiman has agreed with Leumi and IDB to remain the controlling stockholder of the Company. The 012 Credit Facility contains customary affirmative and negative covenants for credit facilities of this type.

	Payments due by period as of March 31, 2010 (in thousands)
	Total	Less than 1 year	1 – 3 years	3-5 years	More than 5 years
Short-Term Debt:
Gadot – working capital	$98,911	$98,911
Gadot – revolving credit line	$47,236	$47,236
012 – revolving credit line	$46,170	$46,170
Other	$15,280	$15,280
Long-Term Debt:
Ampal	$214,603		$28,663	$20,909	$165,031
Gadot:
Vessels	$43,266		$3,374	$3,408	$36,484
Other	$33,336		$19,490	$3,410	$10,436
012	$166,134		$37,551	$37,551	$91,032
Debentures	$216,759		$60,594	$84,923	$71,242
Total	$881,695	$207,597	$149,672	$150,201	$374,225

As of March 31, 2010, the Company had issued guarantees on certain outstanding loans to its investees and subsidiaries in the aggregate principal amount of $28.4 million. These include:

1.
A $8.5 million guarantee on indebtedness incurred by Bay Heart in connection with the development of property. There can be no guarantee that Bay Heart will generate sufficient cash to repay its outstanding indebtedness without relying on the Company’s guarantee.

2.	A $13.2 million guarantee of outstanding indebtedness of Gadot.

3.	A $6.7 million guarantee of outstanding indebtedness of 012 Smile.

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

As of March 31, 2010, the Company had open foreign currency forward exchange contracts to purchase U.S. Dollars and sell New Israeli Shekels in the amount of $3.5 million, contracts to purchase Euros and sell New Israeli Shekels in the amount of $5.4 million and contracts to purchase U.S. Dollars and sell Euros in the amount of $4.5 million.

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

Should any of those risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary from those described herein as anticipated, believed, estimated, expected, intended or planned. These risks and uncertainties may include, but are not limited to, those described in this report, in Part II, Item 1A. Risk Factors and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2009, and those described from time to time in our future reports filed with the Securities and Exchange Commission. The Company assumes no obligation to update or revise any forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS AND SENSITIVITY ANALYSIS

The Company is exposed to various market risks, including changes in interest rates, foreign currency exchange rates, index rates and equity price changes. The following analysis presents the hypothetical loss in earnings, cash flows and fair values of the financial instruments which were held by the Company at March 31, 2010, and are sensitive to the above market risks.

During the three months ended March 31, 2010, there have been no material changes in the market risk exposures facing the Company as compared to those the Company faced in the fiscal year ended December 31, 2009.

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

As of March 31, 2010, the value of the currency swap's contracts resulted in $2.7 million in other assets and $0.4 million in interest and translation expenses.

As of March 31, 2010, the Company had financial assets totaling $71.9 million and financial liabilities totaling $884.9 million. For fixed rate financial instruments, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate financial instruments, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

As of March 31, 2010, the Company did not have fixed rate financial assets and had variable rate financial assets of $71.9 million. A ten percent decrease in interest rates would not increase the unrealized fair value of the fixed rate assets.

As of March 31, 2010, the Company had fixed rate debt of $388.8 million and variable rate debt of $496.1 million. A ten percent decrease in interest rates would increase the unrealized fair value of the financial debts in the form of the fixed rate debt by approximately $1.4 million.

The net decrease in earnings and cash flows for the next year resulting from a ten percent interest rate increase would be approximately $0.7 million, holding other variables constant.

Foreign Currency Exchange Rate Sensitivity Analysis

The Company’s exchange rate exposure on its financial instruments results from its investments and ongoing operations. As of March 31, 2010, the Company had open foreign currency forward exchange contracts to purchase U.S. Dollars and sell New Israeli Shekels in the amount of $3.5 million, contracts to purchase Euros and sell New Israeli Shekels in the amount of $5.4 million and contracts to purchase U.S. Dollars and sell Euros in the amount of $4.5 million. Holding other variables constant, if there were a ten percent devaluation of each of the foreign currencies, the Company’s cumulative translation loss reflected in the Company’s accumulated other comprehensive loss would increase by $7.9 million, and regarding the statements of operations, a ten percent increase in the U.S. Dollar exchange rate would result in a net increase in losses and cash flows of $16.5 million, and a ten percent increase in the Euro exchange rate would result in a net increase in losses and cash flows of $4.1 million.

On May 15, 2008, the Company entered into a swap agreement with respect to its Series B debentures, in the principal amount of $134.3 million, due 2016. As a result of these agreements the Company is currently paying an effective interest rate of LIBOR plus 5.12% on $43.9 million of these notes, as compared to the original 6.6% fixed rate which is linked to the Israeli consumer price index. As of March 31, 2010, the value of the currency swap resulted in $2.0 million in other assets and $0.4 million in translation gain.

On April 1, 2009, the Company entered into a interest rate swap agreement with respect to its loan to finance the purchase of Gadot in the principal amount of $43.7 million, due 2019. As a result of this agreement the Company is currently paying a fixed interest rate of 2.95% as compared to a LIBOR in the original loan agreement. As of March 31, 2010, the value of the currency swap resulted in a $0.7 million in other assets and a $0.8 in interest expense.

Equity Price Risk

The Company’s investments at March 31, 2010 included trading marketable securities which are recorded at a fair value of $2.2 million, including a net unrealized gain of $0.2 million, and $15.7 million of trading securities that are classified as available for sale, including a net unrealized loss of $0.9 million. Those securities have exposure to equity price risk. The estimated potential loss in fair value resulting from a hypothetical ten percent decrease in prices quoted on stock exchanges is approximately $1.8 million. There would be no impact on cash flow resulting from a hypothetical ten percent decrease in prices quoted on stock exchanges.

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

For further information on the legal proceedings, please see Note 15 to the financial statements incorporated in this 10-Q.

Item 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)	Exhibits:

10.1
English translation of the original Hebrew language 012 Credit Facility, dated January 31,2010, between 012 Smile Telecom Ltd., Bank Leumi Le'Israel B.M. and Israel Discount Bank Ltd. (filed as Exhibit 10bb, to the Company's Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference).

10.2
English translation of the original Hebrew language 012 Loan Agreement, dated January 31,2010, between Merhav Ampal Energy Ltd., 012 Smile Telecom Ltd., Harel Insurance Company Ltd. and its affiliates and Menora Mivtachim Insurance Ltd. and its affiliates (filed as Exhibit 10cc, to the Company's Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference).

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

AMPAL-AMERICAN ISRAEL CORPORATION

By: /s/ Yosef A. Maiman
Yosef A. Maiman
Chairman of the Board
President & Chief Executive Officer
(Principal Executive Officer)

By: /s/ Irit Eluz
Irit Eluz
CFO and Senior Vice President,
Finance and Treasurer
(Principal Financial Officer)

By: /s/ Zahi Ben-Atav
Zahi Ben-Atav
VP Accounting and Controller
(Principal Accounting Officer)

Date: May 5, 2010

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

Exhibit Index

Exhibit No.	Description

10.1
English translation of the original Hebrew language 012 Credit Facility, dated January 31,2010, between 012 Smile Telecom Ltd., Bank Leumi Le'Israel B.M. and Israel Discount Bank Ltd. (filed as Exhibit 10bb, to the Company's Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference).

10.2
English translation of the original Hebrew language 012 Loan Agreement, dated January 31,2010, between Merhav Ampal Energy Ltd., 012 Smile Telecom Ltd., Aarel Insurance Company Ltd. and its affiliates and Menora Mivtachim Insurance Ltd. and its affiliates (filed as Exhibit 10cc, to the Company's Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference).

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