Form 10-Q
period 2010-06-30
AMPAL-AMERICAN ISRAEL CORP
filed 2010-08-04
CIK 731859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2010

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

Yes ☐ No  ☒

The number of shares outstanding of the issuer’s Class A Stock, par value $1.00 per share, its only authorized common stock, is 56,133,764 (as of July 26, 2010).

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

Index to Form 10-Q

ITEM 1. FINANCIAL STATEMENTS
AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS AS OF	June 30, 2010	December 31, 2009
(U.S. Dollars in thousands)	(Unaudited)	(Audited)

Current assets:
Cash and cash equivalents	$22,442	$71,377
Marketable securities	13,987	29,345
Accounts receivable (Net of allowance for doubtful amounts of $2.6 and $1.4)	169,902	99,655
Deposits, notes and loans receivable	9,842	10,102
Inventories	29,473	28,556
Other assets	20,963	20,135
Total current assets	266,609	259,170
Non-current assets:
Investments	371,222	371,305
Fixed assets, less accumulated depreciation of $46,326 and $21,038	192,230	148,738
Deposits, notes and loans receivable	37,347	35,154
Deferred income taxes	33,941	30,907
Other assets	11,790	13,071
Goodwill	111,359	51,878
Intangible assets	193,391	10,377
Total Non-current assets	951,280	661,430

TOTAL ASSETS	$1,217,889	$920,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND EQUITY AS OF	June 30, 2010	December 31, 2009
(U.S. Dollars in thousands, except share amounts)	(Unaudited)	(Audited)

LIABILITIES
Current liabilities:
Notes and loans payable and current maturities	$208,541	$170,922
Accounts payable, accrued expenses and others	150,682	76,292
Total current liabilities	359,223	247,214
Long term liabilities:
Notes and loans payable	336,434	126,905
Notes to partners	94,586	97,091
Debentures	210,609	215,325
Deferred income taxes	3,107	2,933
Other long term liabilities	8,012	9,137
Total long term liabilities	652,748	451,391
Total liabilities	1,011,971	698,605

EQUITY
Ampal's shareholders' equity:
Class A Stock $1 par value; authorized 100,000,000 and 100,000,000 shares; issued 63,277,321 and 63,277,321 shares; outstanding 56,133,764 and 56,133,764 shares	63,277	63,277

Additional paid-in capital	192,428	191,984

Retained earnings	244	10,260

Accumulated other comprehensive loss	(23,231)	(14,688)

Treasury stock, at cost	(28,763)	(28,763)

Total Ampal shareholders’ equity	203,955	222,070

Noncontrolling interest	1,963	(75)

Total equity	205,918	221,995

TOTAL LIABILITIES AND EQUITY	$1,217,889	$920,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30,	2010	2009
(U.S. Dollars in thousands, except per share amounts)	(Unaudited)	(Unaudited)

REVENUES:
Chemical income	$227,216	$186,293
Communication income	130,155	-
Real estate income	-	94
Realized gains on investments	814	522
Realized and unrealized gains (losses) on marketable securities	86	(155)
Translation gain	10,612	11,959
Interest income	528	2,600
Leisure-time income	1,470	1,308
Gain from redemption of debt, gain from change in ownership interest in a subsidiary and other income	961	3,376
Total revenues	371,842	205,997

EXPENSES:
Chemical expense - cost of goods sold	211,020	171,804
Communication expense - cost of goods sold	92,569	-
Equity in losses of affiliates	198	275
Interest expense	25,030	13,405
Loss from sale of fixed assets	2	29
Marketing and sales expense	26,053	3,358
General, administrative and other	25,770	16,389
Total expenses	380,642	205,260
Gain (loss) before income taxes	(8,800)	737
Provision for tax benefits	(1,471)	(1,563)
Net (loss) income	(7,329)	2,300
Less: Net income attributable to noncontrolling interests	2,687	3,210
Net loss attributable to Ampal's shareolders	(10,016)	(910)

Basic and diluted EPS:
Loss per share	$(0.18)	$(0.02)

Shares used in EPS calculation (in thousands)	56,134	56,168

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30,	2010	2009
(U.S. Dollars in thousands, except per share amounts)	(Unaudited)	(Unaudited)

REVENUES:
Chemical income	$112,824	$91,620
Communication income	78,058	-
Realized gains on investments	710	522
Realized and unrealized gains on marketable securities	7	100
Translation gain	14,027	-
Interest income	290	1,936
Leisure-time income	809	615
Gain from redemption of debt, gain from change in ownership interest in a subsidiary and other income	384	535
Total revenues	207,109	95,328

EXPENSES:
Chemical expense - cost of goods sold	104,512	85,031
Communication expense - cost of goods sold	56,217	-
Equity in losses of affiliates	215	231
Interest expense	15,990	6,131
Translation loss	-	14,632
Loss from sale of fixed assets	4	5
Marketing and sales expense	15,215	1,741
General, administrative and other	13,188	8,771
Total expenses	205,341	116,542
Gain (loss) before income taxes	1,768	(21,214)
Provision for tax benefits	(1,239)	(1,982)
Net income (loss)	3,007	(19,232)
Less: Net income (loss) attributable to noncontrolling interests	4,218	(5,828)
Net loss attributable to Ampal's shareolders	(1,211)	(13,404)

Basic and diluted EPS:
Loss per share	$(0.02)	$(0.24)

Shares used in EPS calculation (in thousands)	56,134	56,134

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30,	2010	2009
(U.S. Dollars in thousands)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net income (loss) for the period	$(7,329)	$2,300
Adjustments to reconcile net loss for the period to net cash provided by (used in) operating activities:
Equity in losses of affiliates	198	275
Realized and unrealized gain on investments, net	(900)	(367)
Depreciation and amortization expense	29,480	6,864
Loss from sale of fixed assets	2	29
Non cash stock based compensation	636	878
Translation gain	(10,612)	(11,959)
Increase in other assets	(7,214)	(3,977)
Decrease (increase) in inventories	(1,667)	10,763
Decrease (increase) in accounts receivable	(4,732)	20,167
Increase (decrease) in accounts payable, accrued expenses and other	12,717	(8,394)
Proceeds from sale of trading securities	1,512	1,069
Dividends received from affiliates	332	572

Net cash provided by operating activities	12,423	18,220

Cash flows from investing activities:
Deposits, notes and loans receivable collected	5,356	7,252
Deposits, notes and loans receivable granted	(5,338)	-
Purchase and improvements of fixed assets	(8,058)	(29,824)
Investments made in affiliates and others	(1,776)	(602)
Investments made in available for sale shares	(6,270)	(7,783)
Proceeds from sale of available for sale shares	18,698	28,772
Payment for rights of use of communication lines and other	(7,407)	-
Acquisition of the business of 012 (1)	(319,102)	-
Acquisition of noncontrolling interests	(841)	-
Proceeds from sale of investments	1,976	546
Proceeds from sale of fixed assets	234	349

Net cash provided by (used in) investing activities	(322,528)	(1,290)

(1) Assets and liabilities purchased in acquisition of the business of 012 – see Note 8

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30,	2010	2009
(U.S. Dollars in thousands)	(Unaudited)	(Unaudited)

Cash flows from financing activities:
Proceeds from notes issued and loans received	$274,677	$26,468
Notes and loans payable repaid	(8,553)	(32,191)
Debentures repaid and shares repurchased	-	(5,995)
Net cash (used in) provided by financing activities	266,124	(11,718)

Effect of exchange rate changes on cash and cash equivalents	(4,954)	3,970

Net increase (decrease) in cash and cash equivalents	(48,935)	9,182
Cash and cash equivalents at beginning of period	71,377	68,682

Cash and cash equivalents at end of period	$22,442	$77,864

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. Dollars in thousands)

Unaudited

	Equity attributable to Ampal American Israel Corporation shareholders

	Class A stock
	Number of shares*	Amount	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Non-controlling interests	Total equity

BALANCE AT JANUARY 1, 2010	63,277	63,277	191,984	10,260	(14,688)	(28,763)	(75)	221,995
CHANGES DURING 2010:
Net loss for the period				(10,016)			2,687	(7,329)
Unrealized loss from marketable securities					323			323
Acquisition of noncontrolling interests					(369)			(369)
Foreign currency translation adjustments					(8,497)		(649)	(9,146)
Total comprehensive loss								(16,521)
Share based compensation expense			444					444
BALANCE AT JUNE 30, 2010	63,277	63,277	192,428	244	(23,231)	(28,763)	1,963	205,918

*In thousands

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. Dollars in thousands)

Unaudited

	Equity attributable to Ampal American Israel Corporation shareholders

	Class A stock
	Number of shares*	Amount	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Non-controlling interests	Total equity

BALANCE AT JANUARY 1, 2009	63,277	63,277	191,263	31,062	(17,876)	(28,500)	869	240,095
CHANGES DURING 2009:
Net income for the period				(910)			3,210	2,300
Unrealized loss from marketable securities					(1,453)			(1,453)
Foreign currency translation adjustments					(1,348)		(25)	(1,373)
Total comprehensive income								(526)
Purchase of 292,103 shares						(263)		(263)
Share based compensation expense			373					373
BALANCE AT JUNE 30, 2009	63,277	63,277	191,636	30,152	(20,677)	(28,763)	4,054	239,679

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

3.	Recently Adopted and Recently Issued Accounting Pronouncements

ASC 810 (formerly SFAS No. 167)

In June 2009, the Financial Accounting Standards Board ("FASB") issued accounting guidance contained within ASC 810, “Consolidation,” regarding the consolidation of variable interest entities (formerly SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”). Amendments to FASB Interpretation No. 46(R), ASC 810, are intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company’s involvement with variable interest entities. This standard was effective for interim and annual periods beginning after November 15, 2009. The adoption did not have a material impact on the Company's financial statements.

ASC 820 (formerly SFAS No. 157)

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 for Fair Value Measurements and Disclosures (Topic 820):  “Improving Disclosures about Fair Value Measurements”.  This Update requires new disclosures for transfers in and out of Level 1 and 2 fair value measurements and separate presentation of parchases, sales, issuance and settlements in the reconciliation of activity in Level 3 fair value measurements.  This Update also clarifies existing disclosures for level of disaggregation and about inputs and valuation techniques.  The new disclosures were effective for interim and annual periods beginning after December 15, 2009, except for the Level 3 disclosures, which were effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. The adoption did not have a material impact on the Company's financial statements.

ASU 2009-13 (formerly : EITF 08-1):

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2009-13”) which amends ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.” ASU 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. ASU 2009-13 replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU 2009-13 requires expanded disclosures and is effective for fiscal years beginning on or after June 15, 2010. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company is currently evaluating the potential impact of ASU 2009-13 on its financial statements.

4.           Cash and cash equivalents

Cash equivalents are short-term, highly liquid investments (bank accounts and bank deposits) that have original maturity dates of three months or less and are readily convertible into cash.

Cash equivalents equal to $1.5 million have been allocated as a compensating balance for various loans provided to the Company and would therefore be unavailable if the Company wished to pledge them in order to provide an additional source of cash.

5.	Inventories – mainly chemicals and other materials intended for sale are valued at the lower of cost or market. Cost is determined based on the moving average basis.

6.	East Mediterranean Gas Company

East Mediterranean Gas Company S.A.E, an Egyptian joint stock company ("EMG"), organized in 2000 in accordance with the Egyptian Special Free Zones system, has been granted the right to export natural gas from Egypt to Israel, other locations in the East Mediterranean basin and to other countries. EMG has linked the Israeli energy market with the Egyptian national gas grid via an East Mediterranean pipeline with the first gas delivery occurring in May 2008. EMG is the developer and owner of the pipeline and its associated facilities on shore in both the point of departure at El Arish, Egypt and the point of entry in Ashkelon, Israel. EMG signed the following gas supply contracts with its Israeli customers:

•
In late 2005, a contract was signed with the Israel Electric Corporation ("IEC") for up to 2.1 billion cubic meters ("BCM") annually over 15-20 years, which was last amended on September 17, 2009. The current total contracted gas supply to IEC is approximately 42 BCM and the total value of the contract is approximately $6 billion.

•
In December 2007, a contract was signed with Dorad Energy, Ltd. ("Dorad") (an independent power producer) which was last amended in March 2010. The contract determines that the duration of the gas supply will be for 17 years with an option to Dorad to extend the term for 5 more years, subject to certain conditions. The total contracted gas supply is expected to be between 12.5 BCM to 16 BCM and the total annual amount of income is expected to be between $125 million to $150 million.

•
On October 19, 2009, EMG entered into three contracts with respect to three combined cycle cogeneration plants (Ashdod Energy Ltd., Ramat Negev Energy Ltd. and Solad Energy Ltd.) with a total production capacity of 270 Megawatts and 240 tons of steam per hour. The contracts provide for gas deliveries over an 18 year contract period.

•
In November 2009, a contract was signed with Haifa Chemicals South Ltd., for gas supply for its industrial uses. The total value of the contract will be between $70 million to $100 million, over a contract term of 5-8 years. The gas delivery will start in the last quarter of 2010.

•	In December 2009, a contract was signed with Makhteshim-Agan for gas supply for its industrial uses over a contract term of 5 years. The gas delivery is scheduled to begin in the last quarter of 2010.

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

In May 2008, the Government of Egypt adopted legislation that purports to revoke the tax free status of existing free zone companies operating in the iron, cement, steel, petroleum, liquefaction and transport of natural gas industries. The legislation, by its terms, would apply to EMG. Ampal understands that the impact of this change in law would be to impose a 20% tax on EMG’s net future income. It is not clear to what extent the legislation will be enforced or whether it is valid under Egyptian legal principles. Ampal understands that the validity and enforceability of the legislation is currently being challenged by several parties (not including EMG). It is unclear what impact, if any, the legislation will have on EMG.

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

As of June 30, 2010, the Company’s Financial Statements reflect a 16.8% interest in shares of EMG, with 8.2% held directly and 8.6% held through the Joint Venture (of which Ampal owns 50%).

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

Ampal's management has been managing the strategy and day to day operations of the acquired business since January 1, 2010. In the period from January 1, 2010 to the Closing Date, the operations Ampal purchased generated cash in the amount of $3.1 million. This amount transferred from 012 to 012 Smile on the Closing Date and was deducted from the purchase price in accordance with the requirements of the US GAAP.

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

(In thousands)
Accounts receivable - trade	59,327
Accounts receivable - other	3,763
Accounts payable - trade	(44,687)
Accounts payable - other	(21,519)
Property and equipment	49,288
Intangible assets	104,896
Other	(1,415)
Trade names	20,831
Customer base	74,619
Other intangible assets	10,388
Goodwill	63,611
319,102

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

Set forth below are the pro forma combined condensed income statements for the six months and three months ended June 30, 2010 and 2009, assuming that the acquisition of 012 had occurred on January 1, 2010 and 2009, respectively, after giving effect to certain adjustments, including amortization of identifiable intangible assets of 012, the elimination of intercompany transactions and profits not yet realized outside the Company.

The pro forma financial information is not necessarily indicative of the combined results that would have been attained had the acquisition taken place at the beginning of 2010 or 2009, nor is it necessarily indicative of future results.

	Six months ended June 30,		Three months ended June 30,
	2010	2009	2010	2009
	$ In thousands (except per share data)		$ In thousands (except per share data)

Revenues	398,037	335,407	207,109	140,848

Net income (loss)	(10,341)	(5,050)	(1,211)	(20,735)

Loss per share - primary and diluted	(0.18)	(0.09)	(0.02)	(0.37)

9.	Sugarcane Ethanol Production Project

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

Ampal and 012 Smile entered into a services agreement pursuant to which 012 Smile shall pay Ampal an annual management fee of  NIS 15 million ($ 3.9  million) linked to the Israeli Consumer Price Index, in consideration for management services rendered by Ampal to 012 Smile.

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

Asset Derivatives
_________________________________________________________________________________

		(U.S. Dollars in thousands)
Derivative Instrument	Location	June 30, 2010	December 31, 2009	June 30, 2009
SWAP contracts	Other assets	889	3,123	1,512
Exchange rate contracts	Other assets	57	60	102

Liability Derivatives
_________________________________________________________________________________

		(U.S. Dollars in thousands)
Derivative Instrument	Location	June 30, 2010	December 31, 2009	June 30, 2009
SWAP contracts	Accounts payable, accrued expenses and others	293	-	798
Exchange rate contracts	Accounts payable, accrued expenses and others	29	39	419

Statement of Operations
_________________________________________________________________________________

		(U.S. Dollars in thousands)
		Six months ended June 30,
Derivative Instrument	Location	2010	2009
SWAP contract	Translation gain (loss)	(624)	3,421
Interest rate SWAP contract	Interest gain (loss)	(1,903)	1,511
Exchange rate contracts	Translation loss	1	(1,576)

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

Financial assets and liabilities measured at fair value on a recurring basis as at June 30, 2010 consisted of the following (in thousands):

Fair Value Measurements as Using at :

	June 30, 2010			December 31, 2009
	Level 1	Level 2	Total	Level 1	Level 2	Total
Trading securities *	$583	$-	$583	$2,152	$-	$2,152
Available for sale securities *	13,404	-	13,404	27,193	-	27,193
Derivative assets **	-	946	946	-	3,183	3,183
Derivative liabilities **	-	(322)	(322)	-	(39)	(39)
Total	$13,987	$624	$14,611	$29,345	$3,144	$32,489

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

* The trading securities and available for sale securities are mainly traded debentures

** See Note 11.

The carrying amount of the Company's traded debentures as of June 30, 2010 is $211 million. The market value of such debentures, based on the closing price of those debentures on June 30, 2010 on the TASE, was $227 million. The total carrying value of long-term loans as of June 30, 2010 was $431 million. The Company estimates that the fair value of the long-term loans approximates their carrying value, since substantially all of them bear non-fixed interest and there is no significant change in the credit risk of such loans.

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

The Leisure-time segment consists of an affiliate, Country Club Kfar Saba Ltd., the Company’s 51%-owned subsidiary, located in Israel.

The Finance segment consists of all other activities which are not part of any of the above segments.

SIX MONTHS ENDED JUNE 30,	2010	2009
(Dollars in thousands)

Revenues:
Chemicals	$227,216	$186,293
Communications	130,155	-
Finance	13,001	18,396
Leisure-time	1,470	1,308
Total consolidated revenues	371,842	205,997

Pre-tax Operating Gain (loss):
Chemicals	$(1,377)	$(529)
Communications	1,784	-
Finance	(9,067)	1,273
Leisure-time	58	268
	(8,602)	1,012
Equity in losses of affiliates	(198)	(275)
Total consolidated pretax (loss)	$(8,800)	$737

Total Assets:
Chemicals	$373,193	$356,091
Communications	373,548	-
Finance	536,497	499,785
Energy	361,323	361,323
Leisure-Time	4,047	3,323
Inter- segments adjustments	(430,719)	(323,381)
Total consolidated assets	$1,217,889	$897,141

14.
The following table summarizes securities that were not included in the calculations of diluted earnings per share of Class A Stock for the periods ended June 30, 2010 and 2009 because such shares are anti-dilutive.

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

1.
On January 2, 2005, a claim was made against 012 and three other companies regarding alleged infringement of Israeli Patent No. 76993 of November 10, 1985, unjust enrichment, breach of statutory duties and conversion (the “2005 Claim”). The plaintiffs’ demands include payment of amounts of income generated from exploitation of the patent, payment of reasonable royalties for exploitation of the patent, punitive damages, litigation costs and attorneys’ fees, and payment of linkage differentials and interest from the date of creation of the debt until the date of actual payment. The 2005 Claim states that the monetary amount cannot be determined at this stage and that it has been assessed for the purpose of court fees only at NIS 10 million (approximately $2.6 million), against all defendants collectively and separately. On July 17, 2005, a statement of defense was filed against plaintiffs and a third party notice was filed against the providers of the telecommunications systems allegedly infringing on the patent (the “Third Party Defendants”), seeking indemnification and compensation for any liability that may be imposed in the context of the 2005 Claim (the “Third Party Proceedings”). The plaintiffs have also initiated similar proceedings against other telecommunication companies in other countries, including the United Kingdom and the United States. Some telecommunication companies, including one of the initial defendants named in this 2005 Claim, have settled with the plaintiffs and obtained a license, whereas other telecommunication companies have refused to settle. For example, the corresponding English patent was declared invalid following a legal action and appeals. In the 2005 Claim, a pre-trial hearing was held on February 14, 2010, and on said date the parties mutually exchanged affidavits in response to discovery requests and interrogatories. Another pre-trial hearing was held on June 30, 2010, at which time the court ordered the parties to complete all preliminary proceedings by no later than October 3, 2010. One of the Third Party Defendants in the Third Party Proceedings is Nortel Networks Israel (Sales and Marketing) Ltd. (“Nortel Israel”). In a separate proceeding, on January 19, 2009, the District Court of Tel Aviv issued an ex parte order according to which all legal proceedings to which Nortel Israel is a party, including the above-mentioned Third Party Proceedings, were stayed and the District Court also appointed Adv. Avi D. Pelossof and accountant Yaron Har-Zvi as Nortel Israel's Trustees. On February 25, 2009, 012 and another defendant in the 2005 Claim, filed a motion with the Court requesting that it allow 012 and the other applicant to continue the Third Party Proceedings against Nortel Israel. This motion was later granted by the Court. On November 24, 2009, the court approved Nortel Israel's proposed Creditors Arrangement. 012 and Nortel Israel's Trustees have reached a Settlement Agreement, resolving all disputes in connection with the Third Party Proceedings, between 012 and Nortel Israel (“Settlement Agreement”). Under the terms of the Settlement Agreement, Nortel Israel Nortel Israel paid 012 NIS 787,500 (approximately $203,200), which were paid by the trustees in full.  In consideration, 012 agreed to dismiss the Third Party Proceedings against Nortel Israel and Telrad Networks Ltd. ("Telrad").  On February 14, 2010, the Court dismissed the Third Party Proceedings against Nortel Israel and Telrad.

2.
In April 2008, a motion to certify a class action was filed with various District Courts in Israel against several international telephony companies including 012, with respect to prepaid calling card services. The plaintiffs allege that: (i) the defendants unlawfully charged consumers in excess of the tariffs published by them, (ii) the prepaid calling cards provide an average of 50% of the units of time indicated to the purchasers of the cards, (iii) the defendants deducted from the prepaid calling card the time spent when a user unsuccessfully attempts to make a call utilizing the card, (iv) the defendants calculated and collected payment not by units of round minutes indicated, (v) the defendants provided misleading information about the number of “units” on the card, and (vi) the defendants formed a cartel that arranged and raised the prices of calling cards. In the event the lawsuit is certified as a class action, the total amount claimed against 012 is NIS 226.4 million (approximately $58.4 million). 012 Smile, as successor to 012 filed its summation on June 13, 2010, the plaintiffs' respondent summation was filed on July 22, 2010 and the parties are currently awaiting the court's decision.

3.
In November 2008, a motion to certify a class action was filed with the Tel Aviv District Court in Israel against 012. The action alleges that 012 unlawfully raised the monthly tariffs for its Internet services. The total amount of the claim is NIS 81.5 million (approximately $21.0 million). 012 replied to the motion on May 2009. A pre-trial hearing was held on January 2010. The case is scheduled for an additional pre-trial hearing on November 3, 2010.

4.
In November 2009, a motion to certify a class action was filed against 012 with the Central District Court in Israel. Together with the filing of the motion, the plaintiff filed a motion for a temporary restrictive order to prevent 012 from deleting or changing data from its database with regard to the plaintiff's claims in the motion. The motion alleges that 012 has violated the Israeli "anti spam" law by sending advertising materials to its customers.  The amount of the plaintiff's personal claim is set at NIS 10,000 (approximately $2,600). The estimated amount of the entire claim is yet to be known. On November 29, 2009, the court granted a temporary order which prevents 012 from deleting or changing data from its database with regard to specific messages which according to the motion were sent by the plaintiff to 012. 012 Smile, as successor to 012, filed its response to the motion on February 2010. A court hearing was held on March 2010 and the court ordered the plaintiff to notify the Court by May 17, 2010 whether he intends to litigate the claim and the request or to submit a motion to withdrawal. On May 13, 2010, the plaintiff filed a motion to withdraw the suit, subject to payment of the plaintiff's legal fees by 012 Smile. On June 13, 2010, the court declined the motion and the plaintiff notified the court of his intention to litigate the suit and to file a motion to amend his suit and request on September 15, 2010.

5.
In November 2009, a motion to certify a class action was filed against 012 with the Tel-Aviv District Court in Israel. The motion alleges that 012 unlawfully charges its customers who do not pay their debts on time with collection expenses. The estimated amount of the entire claim is NIS 21.75 Million (approximately $5.6 million). 012 Smile, as successor to 012, has replied to the motion on June 14, 2010. The motion is scheduled to be heard on October 7, 2010.

6.
In December 2009, a motion to certify a class action was filed against 012 with the Central District Court in Israel. The motion alleges that 012 unlawfully intervenes with web traffic, especially as it relates to Peer to Peer websites. The estimated amount of the entire claim is NIS 40 Million (approximately $10.3 million). 012 Smile, as successor to 012, has not yet replied to the motion. The motion is scheduled to be heard on September 7, 2010.

7.
In January 2010, a motion to certify a class action was filed against 012, 012's subsidiary, 012 Telecom Ltd., and others with the Central District Court in Israel. The motion alleges that 012 unlawfully charges its customers when placing calls to 012's support center. The total amount of the action against 012 and its subsidiary is approximately NIS 48.6 million (approximately $12.5 million). 012 Smile's response to the motion is due by August 22, 2010.

8.
In May 2010, a motion to certify a class action was filed against 012 Smile with the Tel-Aviv District Court in Israel. The motion alleges that 012 Smile unlawfully charges its customers with higher tariffs than the tariffs agreed. The total amount of the action against 012 Smile is approximately NIS 3.0 million (approximately $0.8 million ). 012 Smile has not yet replied to the motion. The motion is not scheduled to be heard yet.

16.          Subsequent Events

On July 1, 2010, Gadot entered into an assignment and assumption agreement (the “Assignment Agreement”) with its wholly owned subsidiary Gadot Sales and Distribution Ltd. (“Gadot Sales”), whereby Gadot assigned to Gadot Sales all of its rights and obligations under a stock purchase agreement with Mr. Yosef A. Maiman, the Chairman, President and CEO of the Company, to purchase all of the issued share capital (the “Shares”) of Merhav Agro Ltd. (“Agro”).  Pursuant to the terms of the stock purchase agreement, Mr. Maiman was given notice of the assignment.  The acquisition closed on July 1, 2010, and Gadot Sales purchased the Shares from Mr. Maiman for a purchase price of NIS 108,000,000 (approximately $28.7 million), subject to certain post-closing working capital adjustments and adjustments for changes in Agro’s indebtedness between signing and closing.

To fund the purchase price, Gadot Sales obtained a short term credit facility in the aggregate principal amount of NIS 108,000,000 (approximately $28.7 million) from Israel Discount Bank Ltd.  Gadot Sales intends to replace the short term credit facility with long term financing from Israeli banks.

Mr. Yosef A. Maiman is the Chairman, President and CEO of the Company and is a member of the Company’s controlling shareholder group.  In addition, Mr. Maiman is Chairman of the board of directors of Gadot.  A special committee composed solely of independent directors from the Company's Board of Directors approved the purchase of Agro from Mr. Maiman, and Houlihan Lokey Howard & Zukin Financial Advisors, Inc. acted as financial advisors to the special committee.

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

Revenues from sales of equipment such as routers, that are not contingent upon the delivery of additional products or services are recognized when products are delivered to and accepted by customers. Pursuant to ASC 605-25, "Multiple-Element Arrangements" (formerly Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables,”) the Company determined that the sale of equipment with accompanying services constitutes a revenue arrangement with multiple deliverables. Accordingly, consideration received for equipment, that is not contingent upon the delivery of additional items (such as the services), is recognized as equipment revenue, based on their relative fair value, upon the delivery of the equipment to the subscriber and when all other revenue recognition criteria are met. Consideration for services is recognized as services revenue when earned.

The Company reports any taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between the Company and a customer on a net basis (excluded from revenues).

Recently adopted and recently Issued Accounting Pronouncements

ASC 810 (formerly SFAS No. 167)

In June 2009, the Financial Accounting Standards Board ("FASB") issued accounting guidance contained within ASC 810, “Consolidation,” regarding the consolidation of variable interest entities (formerly SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”). Amendments to FASB Interpretation No. 46(R), ASC 810, are intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company’s involvement with variable interest entities. This standard was effective for interim and annual periods beginning after November 15, 2009. The adoption did not have a material impact on the Company's financial statements.

ASC 820 (formerly SFAS No. 157)

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 for Fair Value Measurements and Disclosures (Topic 820):  “Improving Disclosures about Fair Value Measurements”.  This Update requires new disclosures for transfers in and out of Level 1 and 2 fair value measurements and separate presentation of parchases, sales, issuance and settlements in the reconciliation of activity in Level 3 fair value measurements.  This Update also clarifies existing disclosures for level of disaggregation and about inputs and valuation techniques.  The new disclosures were effective for interim and annual periods beginning after December 15, 2009, except for the Level 3 disclosures, which were effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. The adoption did not have a material impact on the Company's financial statements.

ASU 2009-13 (formerly : EITF 08-1):

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2009-13”) which amends ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.” ASU 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. ASU 2009-13 replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU 2009-13 requires expanded disclosures and is effective for fiscal years beginning on or after June 15, 2010. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company is currently evaluating the potential impact of ASU 2009-13 on its financial statements.

Results of Operations

Chemicals

Changes in pricing and demand for chemicals

The overall demand for chemical products, especially commodity chemicals, is highly dependent on general economic conditions. In the past quarter, the price of crude oil slightly increased and led to a moderate price increase of commodity chemicals, however, the demand for commodity chemicals remained the same during the first half of 2010 and similar to the second half of 2009. Recent economic indicators, especially in the US markets, show a slow down for chemical demand along with price stability.

In the six months ended June 30, 2010 and 2009, the Company included the following certain data of Gadot Chemical Tankers and Terminals Ltd. ("Gadot"):

	2010	2009
	(U.S. dollars in millions)
Chemical income	$227.2	$186.3
Chemical expense	$211.0	$171.8
Marketing and sales expense	$3.9	$3.4
Other expense (mainly general and administrative)	$10.6	$8.6
Interest expense	$2.9	$3.5

Communication

We acquired the business of 012 Smile Communications Ltd. ("012") through our indirect wholly owned subsidiary 012 Smile Telecom Ltd. ("012 Smile", formerly Ampal Investments and Communications 2009 Ltd.). Through this business we offer services to residential and business customers, as well as to Israeli cellular operators and international communication services providers, or carriers, through our integrated multipurpose network, which allows us to provide services to almost all of the homes and businesses in Israel. We estimate our market share of the international telephony market was 36% based on the number of incoming and outgoing minutes in Israel. We estimate that our market share of the broadband Internet access market was 33% based on previous broadband market analysis by 012. We provided services to approximately one million registered household customers and approximately 91,000 registered business customers.

We operate in a highly regulated industry in Israel, which has undergone significant changes in the past decade, transitioning from a slow moving market, with a single state-owned carrier, Bezeq, to one that, although still highly-regulated, has grown rapidly and is highly competitive in nearly every segment.

In the six months ended June 30, 2010, the Company included the following certain data of 012 Smile relating to the period from the Closing Date on January 31, 2010  to June 30, 2010:

2010
(U.S. dollars in millions)
Communication income	$130.2
Communication expense	$92.6
Marketing and sales expense	$22.1
Other expense (mainly general and administrative)	$6.2
Interest expense	$7.5

Ampal's management has been managing the strategy and day to day operations of the acquired business since January 1, 2010. According to US GAAP the net income in the amount of $0.6 million that was generated by the acquired business in the period from January 1, 2010 to the Closing Date on January 31, 2010 were not included in Ampal's statement of operations in the six months ended June 30, 2010.

Six months ended June 30, 2010 compared to six months ended June 30, 2009

The Company recorded a consolidated net loss of $10.0 million for the six months ended June 30, 2010, compared to a net loss of $0.9 million for the corresponding period in 2009. The loss in 2010 is primarily attributable to the interest expenses resulting from the loans obtained for the financing of the purchase of 012's business and depreciation of the intangible assets.

In the six months ended June 30, 2010, the Company recorded $26.1 million of marketing and sales expense, as compared to a $3.4 million marketing and sales expense in the corresponding period in 2009. These expenses are attributable to Gadot and 012 Smile and composed mainly of salary and commission expenses. The increase is primarily the result of the marketing and sales expense of 012 Smile which the Company included for the first time in 2010, amounting to $22.1 million.

In the six months ended June 30, 2010, the Company recorded a $25.8 million of general, administrative and other expense, as compared to $16.4 million in the corresponding period in 2009. The increase is primarily the result of the general, administrative and other expense of 012 Smile which the Company included for the first time in 2010.

In the six months ended June 30, 2010, the Company recorded a $2.7 million of net gain attributable to noncontrolling interests, as compared to $3.2 million of net gain attributable to noncontrolling interests in the corresponding period in 2009. These gains are mainly attributable to translation gain in the notes issued to the partners in Merhav Ampal Energy, LP, an Israeli limited partnership (the "Joint Venture"), resulting from the revaluation of the New Israeli Shekel compared to the U.S. Dollar.

In the six months ended June 30, 2010, the Company recorded a $25.0 million interest expense, as compared to a $13.4 million interest expense for the corresponding period in 2009. The interest expense relates to the financing the Company obtained in order to purchase 012's on-going business and Gadot, the Company's debentures, the Company's notes payable and the interest expense resulting from the swap agreements.

In the six months ended June 30, 2010, the Company recorded a $10.6 million translation gain, as compared to a $12.0 million translation gain for the corresponding period in 2009. The decrease in translation gain is related to a change in the valuation of the New Israeli Shekel as compared to the U.S. Dollar, which increased 2.4% in the six months ended June 30, 2010, as compared to an increase of 3.6% for the corresponding period in 2009.

The Company recorded a $0.2 million net loss in Equity in losses of affiliates for the six months ended June 30, 2010, compared to a $0.3 million net loss in Equity in losses of affiliates for the corresponding period in 2009.

Results of operations analyzed by segments for six months ended June 30:

	2010	2009
	(U.S. Dollars in thousands)

Revenues:

Chemicals	$227,216	$186,293
Communications	130,155	-
Finance	13,001	18,396
Leisure-time	1,470	1,308
Total	371,842	205,997

The Chemicals income relates solely to Gadot and was derived from the following activities: sales of a wide range of liquid chemicals, providing maritime shipping services of chemicals by ships and providing other services which include logistics and storage services for chemicals.

In the six months ended June 30, 2010, the Company recorded $371.8 million in revenue which was comprised of $227.2 million in the Chemicals segment, $130.2 million in the Communications segment, $13.0 million in the Finance segment and $1.5 million in the Leisure-time segment, as compared to $206.0 million for the same period in 2009, which was comprised of $186.3 million in the Chemicals segment, $18.4 million in the Finance segment and $1.3 million in the Leisure-time segment. The increase in Chemicals revenues is primarily attributable to the recovery in the markets, especially in Europe, which led to the increase in quantities sold and product prices. The demand for chemical carrier was still weak during the first six months of 2010. Average freight prices are slightly higher mainly as a result of a rise in prices for the Mediterranean to U.S. voyages.

The Communications income relates solely to 012 Smile and was derived mainly from the sale of broadband and traditional voice services. Revenues from the Communication segment continued to grow in the second quarter of 2010. The Company continues to increase its market share in the local telephony market in Israel.

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

	2010	2009
	(U.S. Dollars in thousands)

Expenses:

Chemicals	$228,591	$188,007
Communications	128,371	-
Finance	22,068	15,938
Leisure-time	1,412	1,040
	380,442	204,985
Equity in losses of affiliates	198	275
Total	$380,640	$205,260

In the six months ended June 30, 2010, the Company recorded $380.6 million in expenses which was comprised of $228.6 million of expenses in the Chemicals segment, $128.4 million of expenses in the Communications segment, $22.1 million of expenses in the Finance segment, $1.3 million of expenses in the Leisure-time segment and a $0.2 million loss in Equity in earnings of affiliates, as compared to $205.0 million in expenses for the same period in 2009 which was comprised of $188.0 million of expenses in the Chemicals segment, $15.9 million of expenses in the Finance segment, $1.0 million of expenses in the Leisure-time segment and a $0.3 million loss in Equity in earnings of affiliates. The chemical commodity pricing is a derivative of the crude oil pricing. During the period of six months ended June 30, 2010, the crude oil's price slightly increase and led to a moderate increase in the Chemical commodity prices.

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

Three months ended June 30, 2010 compared to three months ended June 30, 2009

The Company recorded a consolidated net loss of $1.2 million for the three months ended June 30, 2010, compared to a net loss of $13.4 million for the corresponding period in 2009. The decrease in loss in the three months ended June 30, 2010 is primarily attributable to the translation gain during the period as compared to translation loss in the corresponding period in 2009.

In the three months ended June 30, 2010, the Company recorded $15.2 million of marketing and sales expense, as compared to a $1.7 million marketing and sales expense in the corresponding period in 2009. These expenses are attributable to Gadot and 012 Smile and composed mainly of salary and commission expenses. The increase is primarily the result of the marketing and sales expense of 012 Smile which the Company included for the first time in 2010, amounting to $13.5 million.

In the three months ended June 30, 2010, the Company recorded a $13.2 million of general, administrative and other expense, as compared to $8.8 million in the corresponding period in 2009. The increase is primarily the result of the general, administrative and other expense of 012 Smile which the Company included for the first time in 2010.

In the three months ended June 30, 2010, the Company recorded a $4.2 million of net gain attributable to noncontrolling interests, as compared to $5.8 million of net loss attributable to noncontrolling interests in the corresponding period in 2009. These gains and losses are mainly attributable to translation in the notes issued to the partners in Merhav Ampal Energy, LP, an Israeli limited partnership (the "Joint Venture"), resulting from the devaluation of the New Israeli Shekel compared to the U.S. Dollar.

In the three months ended June 30, 2010, the Company recorded a $16.0 million interest expense, as compared to a $6.1 million interest expense for the corresponding period in 2009. The interest expense relates to the financing the Company obtained in order to purchase 012's on-going business and to Gadot, the Company's debentures, the Company's notes payable and the interest expense resulting from the swap agreements.

In the three months ended June 30, 2010, the Company recorded a $14.0 million translation gain, as compared to a $14.6 million translation loss for the corresponding period in 2009. The net translation gain is related to a change in the valuation of the New Israeli Shekel as compared to the U.S. Dollar, which increased 4.4% in the three months ended June 30, 2010, as compared to a decrease of 6.4% for the corresponding period in 2009.

The Company recorded a minor net loss in Equity in earnings of affiliates for the three months ended June 30, 2010, compared to a minor net loss in Equity in losses of affiliates for the corresponding period in 2009.

Results of operations analyzed by segments for three months ended June 30:

	2010	2009
	(U.S. Dollars in thousands)

Revenues:

Chemicals	$112,824	$91,620
Communications	78,058	-
Finance	15,418	3,093
Leisure-time	809	615
Total	$207,109	$95,328

The Chemicals income relates solely to Gadot and was derived from the following activities: sales of a wide range of liquid chemicals, providing maritime shipping services of chemicals by ships and providing other services which include logistics and storage services for chemicals.

In the three months ended June 30, 2010, the Company recorded $207.1 million in revenue which was comprised of $112.8 million in the Chemicals segment, $78.1 million in the Communications segment, $15.4 million in the Finance segment and $0.8 million in the Leisure-time segment, as compared to $95.3 million for the same period in 2009, which was comprised of $91.6 million in the Chemicals segment, $3.1 million in the Finance segment and $0.6 million in the Leisure-time segment. The increase in Chemicals revenues is primarily attributable to the recovery in the markets, especially in Europe, which led to the increase in quantities sold and product prices. The demand for chemical carrier was still weak during the first six months of 2010. Average freight prices are slightly higher mainly as a result of a rise in prices for the Mediterranean to U.S. voyages.

The Communications income relates solely to 012 Smile and was derived mainly from the sale of broadband and traditional voice services. Revenues from the Communication segment continued to grow in the second quarter of 2010. The Company continues to increase its market share in the local telephony market in Israel.

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

The decrease in the Finance segment revenue is primarily attributable to the translation gain and the repurchase of the Company's debentures in 2009.

	2010	2009
	(U.S. Dollars in thousands)

Expenses:

Chemicals	$112,356	$93,057
Communications	78,218	-
Finance	13,714	22,728
Leisure-time	838	526
	205,126	116,311
Equity in losses of affiliates	215	231
Total	$205,341	$116,542

In the three months ended June 30, 2010, the Company recorded $205.3 million in expenses which was comprised of $112.4 million of expenses in the Chemicals segment, $78.2 million of expenses in the Communications segment, $13.7 million of expenses in the Finance segment, a $0.8 million of expenses in the Leisure-time segment and a $0.2 million loss in Equity in losses of affiliates, as compared to $116.5 million in expenses for the same period in 2009 which was comprised of $93.1 million in the Chemicals segment, $22.7 million in the Finance segment, $0.5 million in the Leisure-time segment and a $0.2 million loss in Equity in losses of affiliates. During the period of three months ended June 30, 2010, the crude oil's price slightly increase and led to a moderate increase in the Chemical commodity prices.

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

Income taxes

In the six month period ended June 30, 2010, the Company reported a tax benefit of $1.5 million as compared to approximately $1.6 million of tax benefit in the corresponding period in 2009. In the three month period ended June 30, 2010, the Company reported a tax benefit of $1.2 million as compared to approximately $2.0 million of tax benefit in the corresponding period in 2009. The tax benefit which was recorded pertains mainly to losses of the Company for tax purpose and losses from affiliates for which we created a deferred tax asset. The Company intends to apply a tax planning strategy of selling all or a portion of its cost method investment, which currently has sufficient unrealized gains, to fully utilize the net deferred tax assets that are attributable to foreign tax credits and loss carryforwards arising in the U.S., due to unrealized gain from several investments which the Company holds.

Liquidity and Capital Resources

Cash Flows

On June 30, 2010, cash, cash equivalents and marketable securities were $36.4 million, as compared with $100.7 million at December 31, 2009. The decrease is mainly attributable to the acquisition of 012's business.

As of June 30, 2010, the Company had $14.0 million of marketable securities as compared to $29.3 million as of December 31, 2009. The decrease is attributable to the sale of marketable securities to finance the acquisition of 012's business.

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

On June 30, 2010 the ratio between the current assets and the current liabilities was less than 1. The Company’s short term debt for June 30, 2010 is approximately $209 million, consisting of approximately $79 million of working capital, $70 million revolving credit lines and approximately $17 million of short term loans. These facilities typically take the form of short term loans to the Company.  The Company has the ability and intends to renew these facilities so that the repayment obligations are extended beyond June 30, 2011. Therefore these facilities and the expected future operating cash flow from operations will be sufficient to fund the financial commitments of the Company for the next 12 months.

In addition, Ampal’s interest in Gadot has been pledged and cash equivalents equal to $1.5 million has been allocated as a compensating balance for various loans provided to the Company.

Cash flows from operating activities

Net cash provided by operating activities totaled approximately $12.4 million for the six months ended June 30, 2010, compared to approximately $18.2 million provided by operating activities for the corresponding period in 2009. The decrease in cash provided by operating activities is primarily attributable to the decrease in accounts payable and increase in accounts receivable and inventories as compared to the corresponding period in 2009.

Cash flows from investing activities

Net cash used in investing activities totaled approximately $322.5 million for the six months ended June 30, 2010, compared to approximately $1.3 million used by investing activities for the corresponding period in 2009. The change in cash used in investing activities is primarily attributable to the acquisition of 012's business.

Cash flows from financing activities

Net cash provided by financing activities was approximately $266.1 million for the six months ended June 30, 2010, compared to approximately $11.7 million of net cash used in financing activities for the corresponding period in 2009. The change in cash provided in financing activities is primarily attributable to the notes payable received for the acquisition of 012's business.

Investments

In the six months ended June 30, 2010, the Company made additional investments in the amount of a $0.4 million loan to Bay Heart Ltd. ("Bay Heart").

Debt

Notes issued to institutional investors in Israel, the convertible note issued to Merhav M.N.F Ltd. ("Merhav") and other loans payable pursuant to bank borrowings are either in U.S. Dollars, linked to the Consumer Price Index ("CPI") in Israel or in unlinked New Israeli Shekels, with interest rates varying depending upon their linkage provision and mature between 2010-2019.

The Company finances its general operations and other financial commitments through bank loans from Bank Hapoalim, Union Bank of Israel Ltd. ("UBI") and Israel Discount Bank Ltd. ("IDB"). As of June 30, 2010, the outstanding indebtedness under these bank loans totaled $545.0 million, and the loans mature through 2010-2019.

In November, 2006, the Company entered into a trust agreement with Hermetic Trust (1975) Ltd. pursuant to which the Company issued Series A debentures to institutional investors in Israel in the principal aggregate amount of NIS 250.0 million (approximately $58.0 million) with an interest rate of 5.75%, which is linked to the Israeli consumer price index. The debentures were registered for trading on the TASE in August 2007. The debentures rank pari passu with our unsecured indebtedness. The debentures will be repaid in five equal annual installments commencing on November 20, 2011, and the interest is paid semi-annually. As of June 30, 2010, the outstanding debt under the debentures amounts to $66.3 million.

On April 29, 2008, Ampal completed a public offering in Israel of NIS 577.8 million (approximately $166.8 million) aggregate principal amount of its Series B debentures, due in 2016. The debentures are linked to the Israeli consumer price index and carry an annual interest rate of 6.6%. The debentures rank pari passu with Ampal’s unsecured indebtedness. The debentures will be repaid in five equal annual installments commencing on January 31, 2012, and the interest will be paid semi-annually. As of June 30, 2010, the outstanding debt under the debentures amounts to $140.0 million, due to the change in valuation of the New Israeli Shekel as compared to the U.S. dollar and to the repurchase plan. Ampal deposited an amount equal to $44.6 million with Clal Finance Trusties 2007 Ltd. in accordance with a trust agreement dated April 6, 2008, to secure the first four years worth of payments of interest on the debentures. As of June 30, 2010, the outstanding amount of the deposit was $19.8 million. The debt offering was made solely to certain non-U.S. institutional investors in accordance with Regulation S under the U.S. Securities Act of 1933, as amended. The notes have not been and will not be registered under the U.S. securities laws, or any state securities laws, and may not be offered or sold in the United States or to United States persons without registration unless an exemption from such registration is available. Midroog Ltd. (an affiliate of Moody's Investors Service) currently rates Ampal's Series A and Series B Debentures as A3.

Ampal funded the Gadot acquisition with a combination of available cash and the proceeds of the credit facility, dated November 29, 2007 (the "Credit Facility"), between Merhav Ampal Energy Ltd. ("MAE") and IDB, for approximately $60.7 million, which amount was increased, on the same terms and conditions, on June 3, 2008 by approximately $11.3 million in order to fund the second stage of the transaction and on September 23, 2008 by approximately $15.4 million in order to fund the third stage of the transaction. The Credit Facility is divided into two equal loans of approximately $43.7 million. The first loan is a revolving loan that has no principal payments and may be repaid in full or in part on December 31 of each year until 2019, when a single balloon payment will become due. The second loan also matures in 2019, has no principal payments for the first one and a half years, and shall thereafter be paid in equal installments over the remaining 9.5 years of the term, As of June 30, 2010, the outstanding debt under the loan amounts to $39.8 million. Interest on both loans accrues at a floating rate equal to LIBOR plus 2% and is payable on a current basis. Ampal has guaranteed all the obligations of MAE under the Credit Facility and Ampal’s interest in Gadot has also been pledged to IDB as a security for the Credit Facility.  Yosef Maiman has agreed with IDB to maintain ownership of a certain amount of the Company’s Class A Common Stock. The Credit Facility contains customary affirmative and negative covenants for credit facilities of this type.

As of June 30, 2010, the Company has a $5.0 million loan with UBI that bears interest at the rate of LIBOR plus 2% to be repaid in six annual installments commencing on April 2, 2008 and various other loans with UBI in the aggregate amount of $5.2 million linked to the CPI bearing interest of 2.9% to be repaid during 2010 and 2011.

As of June 30, 2010, the Company has a $13.5 million loan with Bank Hapoalim as part of a $27 million dollar loan facility. The funds borrowed under the loan facility are due in six annual installments commencing on December 31, 2007 and bear interest at an annual rate of LIBOR plus 2%. The related loan agreement contains financial and other covenants including an acceleration of payment upon the occurrence of certain changes in the ownership of the Company’s Class A Stock. As of June 30, 2010, the Company is in compliance with its debt covenants.

As of June 30, 2010, the Company has a $94.6 million loan from institutional investors who own 50% of Merhav Ampal Energy Holdings, LP. The loan is not linked to the Consumer Price Index in Israel, bears no interest and is repayable upon agreement by both parties.

The Company has a short term loan from Bank Hapoalim in the aggregate amount of $3.5 million bearing interest of 2.88%, to be repaid by July 31, 2010.

As of June 30, 2010, Gadot had $4.4 million outstanding under its other debentures. These debentures are not convertible into shares and are repayable in five equal annual installments on September 15 of each of the years 2008 through 2012. The outstanding balance of the principal of the debentures bears annual interest at the rate of 5.3%. The principal and interest of the debentures are linked to the Consumer Price Index in Israel and the interest is payable in semi-annual installments on March 15 and September 15 of each of the years 2006 through 2012.

As of June 30, 2010, Gadot, a wholly owned subsidiary of Ampal, has short term loans, including current maturities, payable in the amount of $93.0 million and long term loans payable in the amount of $77.6 million. The various short term loans payable are either unlinked or linked to the USD or Euro and bear interest at rates between 2.2% to 6.0%. The various long term loans payable are either unlinked or linked to the Consumer Price Index in Israel or linked to the USD or Euro and bear interest at rates between 1.8% to 9.1%.

As of June 30, 2010, 012 Smile, a wholly owned subsidiary of Ampal, has short term loans, including current maturities, payable in the amount of $44.3 million and long term loans payable in the amount of $159.9 million.

The weighted average interest rates and the balances of these short-term borrowings at June 30, 2010 and December 31, 2009 were 3.0% on $208.6 million and 2.9% on $141.9 million, respectively.

Pursuant to the Loan Agreement, dated January 31, 2010 (the "012 Loan Agreement"), between MAE, 012 Smile, Harel Insurance Company Ltd. and its affiliates (collectively, "Harel") and Menora Mivtachim Insurance Ltd. and its affiliates (collectively, "Menora" and together with Harel, the "Institutional Lenders"), the 220 million NIS (or approximately $59 million) principal of the loan is payable in equal semi-annual installments on January 31 and July 31 of each year, with the first payment due on January 31, 2012. The interest on the loan accrues at a rate of 7% per year, payable in equal semi-annual installments on January 31 and July 31 of each year, with the first payment due on January 31, 2011.  The principal and interest payments are linked to the Israeli consumer price index.  The loan is also subject to a semi-annual fee at a rate of 0.5% of the unpaid principal and a semi-annual fee based, among other things, on the EBIDTA of 012 Smile. As of June 30, 2010, the outstanding amount of the loan is $57.0 million.

012 Smile's rights and assets are pledged to the Institutional Lenders as security for the 012 Loan Agreement.  MAE also pledged to the Institutional Lenders all the equity and debt it holds in or is owed by 012 Smile. The Company has also guaranteed all the obligations of 012 Smile under the 012 Loan Agreement. An amount of NIS 20 million (or approximately $5.2 Million) from the loan amount was also deposited in a special account, which was pledged by MAE in favor of the Institutional Lenders.

The loan under the 012 Credit Facility, dated January 31, 2010 (the "012 Credit Facility"), between 012 Smile, Bank Leumi Le' Israel B.M ("Leumi") and IDB (together with Leumi, the "Bank Lenders"), was funded 80% by Leumi and 20% by IDB. Leumi was appointed arranger on behalf of the Bank Lenders.   The 012 Credit Facility, denominated in NIS, is divided into three tranches as follows: 500 million NIS (or approximately $129 Million), 200 million NIS (or approximately $51.6 Million) and 100 million NIS (or approximately $25.8 Million), respectively, which are subject to the following terms:

•
The first tranche matures in 2017, with the principal payable in fourteen equal semi-annual installments, with the first payment due on July 31, 2010. The interest on the first tranche accrues at a rate of 4.2% per year, payable every three months, and the first payment was due on April 30, 2010. The principal and interest payments are linked to the Israeli consumer price index.

•
The second tranche has no principal payments until maturity in 2017, when a single balloon payment will become due. The interest on the second tranche accrues at a rate of 5.1% per year, payable every three months, and the first payment was due on April 30, 2010.  The principal and interest payments are linked to the Israeli consumer price index.

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

012 Smile's rights and assets have been pledged to Leumi and IDB as security for the 012 Credit Facility. The Company and MAE have also guaranteed all the obligations of 012 Smile under the 012 Credit Facility, as well as up to 43 million New Israeli Shekels (or approximately $11.1 million) of additional credit from Leumi and IDB. MAE also pledged Leumi and IDB all the equity it holds in or debt owed to it by 012 Smile. Yosef Maiman has agreed with Leumi and IDB to remain the controlling stockholder of the Company. The 012 Credit Facility contains customary affirmative and negative covenants for credit facilities of this type.

	Payments due by period as of June 30, 2010 (in thousands)
	Total	Less than 1 year	1 – 3 years	3-5 years	More than 5 years
Short-Term Debt:
Gadot – working capital	$78,638	$78,638
Ampal – revolving credit line	$43,736	$43,736
012 – revolving credit line	$25,806	$25,806
Current maturities	$43,043	$43,043
Other	$17,318	$17,318
Long-Term Debt:
Ampal	$193,464		$13,878	$20,909	$158,677
Gadot:
Vessels	$68,951		$16,297	$6,246	$46,408
Other	$8,689		$8,254	$435	$-
012	$159,916		$35,679	$36,122	$88,115
Debentures	$210,609		$58,870	$82,509	$69,230
Total	$850,170	$208,541	$132,978	$146,221	$362,430

As of June 30, 2010, the Company had issued guarantees in the aggregate principal amount of $45.3 million. These include:

1.
A $8.2 million guarantee on indebtedness incurred by Bay Heart in connection with the development of property. There can be no guarantee that Bay Heart will generate sufficient cash to repay its outstanding indebtedness without relying on the Company’s guarantee.

2.	A $30.4 million guarantee of outstanding indebtedness of Gadot.

3.	A $6.7 million guarantee of outstanding indebtedness of 012 Smile.

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

As of June 30, 2010, the Company had open foreign currency forward exchange contracts to purchase U.S. Dollars and sell New Israeli Shekels in the amount of $2.5 million and contracts to purchase Euros and sell New Israeli Shekels in the amount of $2.5 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS AND SENSITIVITY ANALYSIS

The Company is exposed to various market risks, including changes in interest rates, foreign currency exchange rates, index rates and equity price changes. The following analysis presents the hypothetical loss in earnings, cash flows and fair values of the financial instruments which were held by the Company at June 30, 2010, and are sensitive to the above market risks.

During the six months ended June 30, 2010, there have been no material changes in the market risk exposures facing the Company as compared to those the Company faced in the fiscal year ended December 31, 2009.

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

As of June 30, 2010, the value of the currency swap's contracts resulted in $0.9 million in other assets, $0.3 million in other liabilities and $2.4 million in interest and translation expenses.

As of June 30, 2010, the Company had financial assets totaling $68.2 million and financial liabilities totaling $850.2 million. For fixed rate financial instruments, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate financial instruments, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

As of June 30, 2010, the Company did not have fixed rate financial assets and had variable rate financial assets of $68.2 million. A ten percent decrease in interest rates would not increase the unrealized fair value of the fixed rate assets.

As of June 30, 2010, the Company had fixed rate debt of $369.0 million and variable rate debt of $481.2 million. A ten percent decrease in interest rates would increase the unrealized fair value of the financial debts in the form of the fixed rate debt by approximately $3.2 million.

The net decrease in earnings and cash flows for the next year resulting from a ten percent interest rate increase would be approximately $0.9 million, holding other variables constant.

Foreign Currency Exchange Rate Sensitivity Analysis
The Company’s exchange rate exposure on its financial instruments results from its investments and ongoing operations. As of June 30, 2010, the Company had open foreign currency forward exchange contracts to purchase U.S. Dollars and sell New Israeli Shekels in the amount of $2.5 million and contracts to purchase Euros and sell New Israeli Shekels in the amount of $2.5 million. Holding other variables constant, if there were a ten percent devaluation of each of the foreign currencies, the Company’s cumulative translation loss reflected in the Company’s accumulated other comprehensive loss would increase by $6.9 million, and regarding the statements of operations, a ten percent increase in the U.S. Dollar exchange rate would result in a net increase in losses and cash flows of $21.7 million, and a ten percent increase in the Euro exchange rate would result in a net increase in losses and cash flows of $5.6 million.

On May 15, 2008, the Company entered into a swap agreement with respect to its Series B debentures, in the principal amount of $165.7 million, due 2016. As a result of these agreements the Company is currently paying an effective interest rate of LIBOR plus 5.12% on $43.9 million of these notes, as compared to the original 6.6% fixed rate which is linked to the Israeli consumer price index. As of June 30, 2010, the value of the currency swap resulted in $0.9 million in other assets and $0.5 million in translation loss.

On April 1, 2009, the Company entered into a interest rate swap agreement with respect to its loan to finance the purchase of Gadot in the principal amount of $43.7 million, due 2019. As a result of this agreement the Company is currently paying a fixed interest rate of 2.95% as compared to LIBOR in the original loan agreement. As of June 30, 2010, the value of the currency swap resulted in a $0.3 million in other liabilities and a $1.9 in interest expense.

Equity Price Risk

The Company’s investments at June 30, 2010 included trading marketable securities which are recorded at a fair value of $0.6 million, including a net unrealized gain of $0.1 million, and $13.4 million of trading securities that are classified as available for sale, including a net unrealized loss of $0.3 million. Those securities have exposure to equity price risk. The estimated potential loss in fair value resulting from a hypothetical ten percent decrease in prices quoted on stock exchanges is approximately $1.4 million. There would be no impact on cash flow resulting from a hypothetical ten percent decrease in prices quoted on stock exchanges.

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

For information on the legal proceedings, please see Note 15 to the financial statements incorporated in this 10-Q.
For additional information on legal proceedings in 2010, see Part II, "Item 1. Legal Proceedings" of the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2010.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)	Exhibits:

10.1	Stock Purchase Agreement between Gadot Chemical Tankers and Terminals Ltd. and Mr. Yosef A. Maiman, dated June 15, 2010.

10.2	Assignment and Assumption Agreement between Gadot Chemical Tankers and Terminals Ltd. and Gadot Sales and Distribution Ltd., dated July 1, 2010.

10.3
Amended and Restated Promissory Note, dated as of December 25, 2008, by Merhav M.N.F. Ltd. in favor of Ampal (previously filed as Exhibit 10gg to the Company's Annual Report on Form 10-k for the year ended December 31, 2008 and is being re-filed with this Quarterly Report on Form 10-Q to include all schedules and exhibits thereto).

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

AMPAL-AMERICAN ISRAEL CORPORATION

By: /s/ Yosef A. Maiman
Yosef A. Maiman
Chairman of the Board
President & Chief Executive Officer
(Principal Executive Officer)

By: /s/ Irit Eluz
Irit Eluz
CFO and Senior Vice President,
Finance and Treasurer
(Principal Financial Officer)

By: /s/ Zahi Ben-Atav
Zahi Ben-Atav
VP Accounting and Controller
(Principal Accounting Officer)

Date: August 4, 2010

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

Exhibit Index

Exhibit No.	Description

10.1	Stock Purchase Agreement between Gadot Chemical Tankers and Terminals Ltd. and Mr. Yosef A. Maiman, dated June 15, 2010.

10.2	Assignment and Assumption Agreement between Gadot Chemical Tankers and Terminals Ltd. and Gadot Sales and Distribution Ltd., dated July 1, 2010.

10.3
Amended and Restated Promissory Note, dated as of December 25, 2008, by Merhav M.N.F. Ltd. in favor of Ampal (previously filed as Exhibit 10gg to the Company's Annual Report on Form 10-k for the year ended December 31, 2008 and is being re-filed with this Quarterly Report on Form 10-Q to include all schedules and exhibits thereto).

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