Form 10-Q
period 2010-09-30
AMPAL-AMERICAN ISRAEL CORP
filed 2010-11-08
CIK 731859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer", "accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

The number of shares outstanding of the issuer’s Class A Stock, par value $1.00 per share, its only authorized common stock, is 56,133,764 (as of October 28, 2010).

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS
AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS AS OF	September 30, 2010	December 31, 2009 (*)
(U.S. Dollars in thousands)	(Unaudited)	(Audited)

Current assets:
Cash and cash equivalents	$54,381	$71,484
Marketable securities	857	29,345
Accounts receivable (Net of allowance for doubtful amounts of $2.8 and $1.4)	190,314	109,692
Deposits, notes and loans receivable	13,609	10,102
Inventories	40,389	33,204
Other assets	27,148	20,633
Total current assets	326,698	274,460
Non-current assets:
Investments	371,394	371,704
Fixed assets, less accumulated depreciation of $47,717 and $22,510	248,329	149,973
Deposits, notes and loans receivable	42,726	35,154
Deferred income taxes	35,091	31,065
Other assets	19,192	15,274
Goodwill	135,463	67,056
Intangible assets	199,872	15,355
Total Non-current assets	1,052,067	685,581

TOTAL ASSETS	$1,378,765	$960,041

(*) Retroactively adjusted to reflect acquisition under common control (see Note 9)

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND EQUITY AS OF	September 30, 2010	December 31, 2009 (*)
(U.S. Dollars in thousands, except share amounts)	(Unaudited)	(Audited)

LIABILITIES
Current liabilities:
Notes and loans payable and current maturities	$258,392	$179,496
Accounts payable, accrued expenses and others	152,345	109,917
Total current liabilities	410,737	289,413
Long term liabilities:
Notes and loans payable	391,855	126,905
Notes to partners	100,005	97,091
Debentures	269,863	215,325
Deferred income taxes	10,276	3,481
Other long-term liabilities	11,990	11,272
Total long-term liabilities	783,989	454,074
Total liabilities	1,194,726	743,487

EQUITY

Ampal's shareholders' equity:
Class A Stock, par value $1.00 per share; authorized 100,000,000 and 100,000,000 shares; issued 63,277,321
and 63,277,321 shares; outstanding 56,133,764 and 56,133,764 shares	63,277	63,277

Additional paid-in capital	183,172	184,287

Retained earnings (accumulated deficiency)	(23,348)	12,426

Accumulated other comprehensive loss	(6,903)	(14,598)

Treasury stock, at cost	(28,763)	(28,763)

Total Ampal shareholders’ equity	187,435	216,629

Noncontrolling interest	(3,396)	(75)

Total equity	184,039	216,554

TOTAL LIABILITIES AND EQUITY	$1,378,765	$960,041

(*) Retroactively adjusted to reflect acquisition under common control (see Note 9)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30,	2010	2009 (*)
(U.S. Dollars in thousands, except per share amounts)	(Unaudited)	(Unaudited)

REVENUES:
Chemical income	$357,567	$299,183
Communication income	211,416	-
Real estate income	-	177
Realized gains on investments	866	554
Realized and unrealized gains (losses) on marketable securities	515	(38)
Translation gain		3,731
Interest income	1,752	2,138
Leisure-time income	2,240	2,086
Gain from redemption of debt, gain from change in ownership interest in a subsidiary and other income	2,949	3,552
Total revenues	577,305	311,383

EXPENSES:
Chemical expense - cost of goods sold	327,163	272,524
Communication expense - cost of services rendered	151,644	-
Equity in losses of affiliates	156	1,203
Interest expense	44,067	25,902
Translation loss	7,109	-
Loss from sale of fixed assets	-	102
Marketing and sales expense	41,787	4,833
General, administrative and other	47,080	29,727
Total expenses	619,006	334,291
Loss before income taxes	(41,701)	(22,908)
Provision for tax benefits	(3,064)	(2,845)
Net Loss	(38,637)	(20,063)
Less: Net income attributable to noncontrolling interests	(2,863)	(816)
Net loss attributable to Ampal's shareholders	(35,774)	(19,247)

Basic and diluted EPS:
Loss per share	$(0.64)	$(0.34)

Shares used in EPS calculation (in thousands)	56,134	56,157

(*) Retroactively adjusted to reflect acquisition under common control (see Note 9)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30,	2010	2009 (*)
(U.S. Dollars in thousands, except per share amounts)	(Unaudited)	(Unaudited)

REVENUES:
Chemical income	$121,243	$105,249
Communication income	81,261	-
Realized gains on investments	52	32
Realized and unrealized gains on marketable securities	429	117
Equity in earnings of affiliates	42	-
Interest income	1,224	439
Leisure-time income	770	778
Gain from redemption of debt and other income	369	361
Total revenues	205,390	106,976

EXPENSES:
Chemical expense - cost of goods sold	110,648	96,296
Communication expense - cost of services rendered	59,075	-
Equity in losses of affiliates	-	928
Interest expense	18,813	13,231
Translation loss	17,721	8,228
Loss from sale of fixed assets	-	73
Marketing and sales expense	15,734	1,475
General, administrative and other	16,568	10,207
Total expenses	238,559	130,438
Loss before income taxes	(33,169)	(23,462)
Provision for tax benefits	(1,817)	(1,389)
Net Loss	(31,352)	(22,073)
Less: Net income attributable to noncontrolling interests	(5,550)	(4,026)
Net loss attributable to Ampal's shareholders	(25,802)	(18,047)

Basic and diluted EPS:
Loss per share	$(0.46)	$(0.32)

Shares used in EPS calculation (in thousands)	56,134	56,157

(*) Retroactively adjusted to reflect acquisition under common control (see Note 9)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30,	2010	2009 (*)
(U.S. Dollars in thousands)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss for the period	$(38,637)	$(20,063)
Adjustments to reconcile net loss for the period to net cash provided by (used in) operating activities:
Equity in losses of affiliates	156	1,203
Realized and unrealized gain on investments, net	(1,381)	(516)
Depreciation and amortization expense	47,548	11,719
Loss from sale of fixed assets	12	100
Non cash stock based compensation	481	707
Translation (gain) loss	7,109	(3,731)
Increase in other assets	(9,241)	(522)
Decrease (increase) in inventories	(6,323)	7,581
Decrease (increase) in accounts receivable	(1,209)	14,569
Increase (decrease) in accounts payable, accrued expenses and other	(1,515)	5,953
Proceeds from sale of trading securities	1,761	2,408
Dividends received from affiliates	928	584

Net cash (used in) provided by operating activities	(311)	19,992

Cash flows from investing activities:
Deposits, notes and loans receivable collected	10,500	7,252
Deposits, notes and loans receivable granted	(17,850)	(329)
Purchase and improvements of fixed assets	(14,400)	(36,978)
Investments made in affiliates and others	(43,011)	(1,906)
Investments made in available-for-sale shares	(3,737)	(8,961)
Proceeds from sale of available-for-sale shares	31,120	31,460
Payment for rights of use of communication lines and other	(12,583)	-
Acquisition of the business of 012 (1)	(306,519)	-
Acquisition of ADPO (2)	(38,505)	-
Proceeds from sale of investments	1,980	546
Proceeds from sale of fixed assets	338	657

Net cash used in investing activities	(392,667)	(8,259)

(1) Assets and liabilities purchased in acquisition of the business of 012 – see Note 8
(2) Assets and liabilities purchased in acquisition of ADPO – see Note 10

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30,	2010	2009 (*)
(U.S. Dollars in thousands)	(Unaudited)	(Unaudited)

Cash flows from financing activities:
Proceeds from notes issued and loans received	$342,994	$28,737
Notes and loans payable repaid	(11,836)	(24,878)
Dividends paid	(1,372)	-
Debentures issued	45,009	-
Debentures repaid and shares repurchased	(2,256)	(11,489)
Acquisition of noncontrolling interests	(839)	-
Distribution to minority	-	(419)
Net cash (used in) provided by financing activities	371,700	(8,049)

Effect of exchange rate changes on cash and cash equivalents	4,175	7,766

Net increase (decrease) in cash and cash equivalents	(17,102)	11,450
Cash and cash equivalents at beginning of period	71,484	68,718

Cash and cash equivalents at end of period	$54,381	$80,168

Non-cash activities:
Accounts payable in respect of fixed assets	$2,732	$-

(*) Retroactively adjusted to reflect acquisition under common control (see note 9)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. Dollars in thousands)

Unaudited

	Equity attributable to Ampal-American Israel Corporation shareholders
	Class A Stock
	Number of shares*	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss	Treasury stock	Non-controlling interests	Total equity

BALANCE AT JANUARY 1, 2010 (**)	63,277	63,277	184,287	12,426	(14,598)	(28,763)	(75)	216,554
CHANGES DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2010:
Net loss for the period				(35,774)			(2,863)	(38,637)
Unrealized loss from marketable securities					(11)			(11)
Foreign currency translation adjustments					7,706		(458)	7,248
Total comprehensive loss								(31,400)
Acquisition of noncontrolling interests			(368)					(368)
Dividends paid			(1,372)					(1,372)
Share based compensation expense			625					625

BALANCE AT SEPTEMBER 30, 2010	63,277	63,277	183,172	(23,348)	(6,903)	(28,763)	(3,396)	184,039

* In thousands

(**) Retroactively adjusted to reflect acquisition under common control (see Note 9)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. Dollars in thousands)

Unaudited

	Equity attributable to Ampal-American Israel Corporation shareholders
	Class A Stock
	Number of shares*	Amount	Additional paid-in capital (**)	Retained earnings (**)	Accumulated other comprehensive income (loss) (**)	Treasury stock	Non-controlling Interests (**)	Total equity
BALANCE AT JANUARY 1, 2009	63,277	63,277	184,424	31,907	(17,858)	(28,500)	869	234,119
CHANGES DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2009:
Net loss for the period				(19,247)			(816)	(20,063)
Unrealized loss from marketable securities					(580)			(580)
Foreign currency translation adjustments					3,572		(336)	3,236
Total comprehensive income								(17,407)
Dividends paid			(80)					(80)
Purchase of 292,103 shares						(263)		(263)
Share based compensation expense			560					560
BALANCE AT SEPTEMBER 30, 2009	63,277	63,277	184,904	12,660	(14,866)	(28,763)	(283)	216,929

* In thousands

(**) Retroactively adjusted to reflect acquisition under common control (see Note 9)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	As used in these financial statements, the term the “Company” refers to Ampal-American Israel Corporation (“Ampal”) and its consolidated subsidiaries.

2.
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year. You should read these interim condensed consolidated financial statements in conjunction with the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission.

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

3.	Recently Adopted and Recently Issued Accounting Pronouncements

Accounting Standards Codification ("ASC") 820 (formerly Statement of Financial Accounting Standards ("SFAS") No. 157)

In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2010-06 for Fair Value Measurements and Disclosures (Topic 820):  “Improving Disclosures about Fair Value Measurements”.  This Update requires new disclosures for transfers in and out of Level 1 and Level 2 fair value measurements and separate presentation of purchases, sales, issuance and settlements in the reconciliation of activity in Level 3 fair value measurements.  This Update also clarifies existing disclosures for level of disaggregation and about inputs and valuation techniques.  The new disclosures were effective for interim and annual periods beginning after December 15, 2009, except for the Level 3 disclosures, will be effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. The adoption did not have a material impact on the Company's financial statements.

ASU 2009-13 (formerly EITF 08-1)

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2009-13”), which amends ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.” ASU 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. ASU 2009-13 replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU 2009-13 requires expanded disclosures and is effective for fiscal years beginning on or after June 15, 2010. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company is currently evaluating the potential impact of ASU 2009-13 on its financial statements.

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

•
In December 2007, a contract was signed with Dorad Energy, Ltd. ("Dorad") (an independent power producer) which was last amended in March 2010. The contract determines that the duration of the gas supply will be for 17 years with an option to Dorad to extend the term for 5 more years, subject to certain conditions. The total contracted gas supply is expected to be between 12.5 BCM and 16 BCM and the total annual amount of revenue is expected to be between $125 million and $150 million.

•
On October 19, 2009, EMG entered into three contracts with respect to three combined cycle cogeneration plants (Ashdod Energy Ltd., Ramat Negev Energy Ltd. and Solad Energy Ltd.) with a total production capacity of 270 Megawatts and 240 tons of steam per hour. The contracts provide for gas deliveries over an 18 year contract period.

•
In November 2009, a contract was signed with Haifa Chemicals South Ltd., for gas supply for its industrial uses. The total value of the contract will be between $70 million and $100 million, over a contract term of 5-8 years. The gas delivery will start in the first quarter of 2011.

•
In December 2009, a contract was signed with Makhteshim-Agan for gas supply for its industrial uses over a contract term of 5 years. The gas delivery is scheduled to begin in the second quarter of 2011.

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

On November 29, 2007, Ampal and the Israel Infrastructure Fund ("IIF"), leading a group of institutional investors ("Investors"), purchased a 4.3% interest in EMG, through Merhav Ampal Energy Holdings, LP, an Israeli limited partnership (the “Joint Venture”), from Merhav (M.N.F) Ltd. ("Merhav") for a purchase price of approximately $95.4 million, using funds provided by the Investors. In addition to the Joint Venture’s purchase from Merhav, Ampal contributed into the Joint Venture an additional 4.3% interest in EMG already held by Ampal. The Joint Venture now holds a total of 8.6% of the outstanding shares of EMG. Ampal’s contribution was valued at the same price per EMG share as the Joint Venture’s purchase. This amount is equivalent to the purchase price (on a per share basis) paid by Ampal for its December 2006 purchase of EMG shares from Merhav. The investment in EMG is accounted for as a cost method investment.

As of September 30, 2010, the Company’s Financial Statements reflect a 16.8% interest in shares of EMG, with 8.2% held directly and 8.6% held through the Joint Venture (of which Ampal owns 50%).

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

Gadot’s operations are divided into three main service sectors:

•	Importing, marketing and sale of chemicals and other raw materials in Israel and Europe;

•	Shipping, primarily between the European ports of the Atlantic Ocean and the Mediterranean sea port and Agency Services for Shipping Companies and Docked Ships; and

•	Logistical services in Israel and Europe.

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

The purchase of 012’s business further diversified Ampal's business and added the communications sector to Ampal's holdings.

Ampal's management has been managing the strategy and day to day operations of the acquired business since January 1, 2010. In the period from January 1, 2010 to the Closing Date, the operations Ampal purchased generated cash in the amount of $3.1 million. This amount was transferred from 012 to 012 Smile on the Closing Date and was deducted from the purchase price in accordance with the requirements of GAAP.

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

Ampal financed the 012 transaction with a combination of (i) available cash, (ii) the proceeds of a new 012 Credit Facility, dated January 31, 2010 (the “012 Credit Facility”), between 012 Smile, Bank Leumi Le'Israel B.M. ("Leumi") and Israel Discount Bank Ltd. ("Discount," and together with Leumi, the "Bank Lenders"), for NIS 800 million (approximately $215 million), and (iii) a Loan Agreement, dated January 31, 2010 (the "012 Loan Agreement"), between MAE, 012 Smile, Harel Insurance Company Ltd. and its affiliates (collectively, "Harel") and Menora Mivtachim Insurance Ltd. and its affiliates (collectively, "Menora," and together with Harel, the "Institutional Lenders"), for NIS 220 million (approximately $59 million). Ampal guaranteed the obligations of 012 Smile under the 012 Credit Facility.

The purchase price was $319 million, consisting of $322 million paid in cash at closing and reduced by the $3.1 million of cash that was transferred from 012 to 012 Smile on the 012 Closing Date, representing the cash generated during the period from January 1, 2010 through the closing.

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

(In thousands)
Accounts receivable – trade	$59,327
Accounts receivable - other	3,763
Accounts payable - trade	(44,687)
Accounts payable - other	(21,519)
Property and equipment	49,288
Intangible assets	104,896
Other	(1,415)
Trade names	20,831
Customer base	74,619
Other intangible assets	10,388
Goodwill	63,611
$319,102

Our estimated useful life of the identifiable intangible assets acquired is thirteen years for the trade name, nine years for customer base and one year for other intangibles.

Customer base - The customer base was valued using a variation of the income approach. Under this approach, the Company estimated the present value of expected future cash flows resulting from the existing customer relationships, considering attrition and charges for contributory assets utilized in the business. The customer relationships are amortized to depreciation and amortization, over a weighted average amortization period of eight years, based on the expected discounted future net cash flows by year.

Trade names - The trade names were valued using a “relief from royalty” method, an approach under which fair value is estimated to be the present value of royalties saved. The trade names were valued in three parts based on 012’s three primary segments. The trade names are amortized to depreciation and amortization, on a straight-line basis, over 13 years.

Set forth below are the pro forma combined condensed income statements for the nine months and three months ended September 30, 2010 and 2009, assuming that the acquisition of 012 had occurred on January 1, 2010 and 2009, respectively, after giving effect to certain adjustments, including amortization of identifiable intangible assets of 012, the elimination of intercompany transactions and profits not yet realized outside the Company. See also Note 18.

The pro forma financial information is not necessarily indicative of the combined results that would have been attained had the acquisition taken place at the beginning of 2010 or 2009, nor is it necessarily indicative of future results.

	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
	$ In thousands (except per share data)		$ In thousands (except per share data)
Revenues	603,500	526,656	205,390	183,710

Net loss	(36,099)	(24,764)	(25,802)	(19,507)

Loss per share - primary and diluted	(0.64)	(0.44)	(0.46)	(0.35)

9.           Acquisition of Merhav Agro Ltd.

On July 1, 2010, Gadot, through its subsidiary, completed the acquisition of all of the issued share capital of Merhav Agro Ltd. (“Agro”). Agro is one of the leading suppliers of plant protection products, plant growth regulators and seeds in Israel.

Upon closing, Gadot paid, as consideration, NIS 108 million (approximately $27.8 million). To fund the purchase price, Gadot obtained a long-term credit facility in the aggregate principal amount of NIS 108 million (approximately $27.8 million) from Israel Discount Bank Ltd.

The acquisition of Agro was accounted for as a combination of entities under common control, which is similar to the pooling of interests method of accounting for business combinations. Accordingly, the consolidated financial statements give retrospective effect to this transaction.

FASB ASC 805, Business Combinations, excludes transfers of net assets or exchanges of equity interests between entities under common control. ASC 805 also states that transfers of net assets or exchanges of equity interests between entities under common control should be accounted for similar to the pooling-of-interests method (as-if pooling-of-interests) in that the entity that receives the net assets or the equity interests initially recognizes the assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity at the date of transfer. Because Gadot and Agro were under common control at the time of the acquisition, the transfer of assets and liabilities of Agro was accounted for at historical cost in a manner similar to a pooling-of-interests. For financial accounting purposes, the acquisition was viewed as a change in reporting entity and, as a result, required reclassification of the Company's financial statements for all periods subsequent to October 18, 2008, the date on which Agro was acquired. Accordingly, the Company's consolidated balance sheet as of December 31, 2009, the consolidated statements of operations for the nine and three months ended September 30, 2009 and the statements of changes in equity and consolidated statements of cash flows for the nine months ended September 30, 2009 were reclassified to include Agro. Agro's financial data has been included in the Chemicals segment.

In as-if pooling-of-interests accounting, financial statements of the previously separate companies for periods under common control prior to the combination are reclassified on a combined basis to furnish comparative information. At December 31, 2009, the Company added net liabilities of $5.4 million. For the nine months ended September 30, 2009, the Company added revenue and net loss of $11.8 million and $0.2 million, respectively. For the nine months ended September 30, 2010, the Company added revenue and net income of $13.9 million and $1.0 million, respectively. For the three months ended September 30, 2009, the Company added revenue and net income of $4.2 million and $0.1 million, respectively. For the three months ended September 30, 2010, the Company added revenue and net income of $4.6 million and $0.8 million, respectively.

10.	Acquisition of ADPO GHENT NV

On August 20, 2010, Gadot, through its subsidiary, acquired 100% of the issued and outstanding share capital of ADPO Ghent N.V. (“ADPO”) for a purchase price of €30 million (approximately $38.5 million). Gadot’s subsidiary obtained a long-term credit facility from Israel Discount Bank Ltd. for the financing of the purchase price.

ADPO owns and operates a chemical storage terminal in Ghent, Belgium, over an area of 25 hectares of land, with a storage capacity of approximately 100,000 cubic meters. The Company believes that the acquisition will allow Gadot to expand its global business and maximize its ability to deliver products and services worldwide.

The following table summarizes the consideration paid for ADPO and the preliminary fair value of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Current assets	$8,874
Property, plant and equipment	47,385
Goodwill	1,995
Current liabilities	(4,918)
Deferred income taxes	(6,658)
Other long-term liabilities	(8,173)
Total consideration paid	$38,505

Goodwill consists of assembled workforce, as well as synergistic opportunities created by combining the operations of ADPO and the other subsidiaries of the Company. All of the goodwill was assigned to the Company’s Chemical segment.

The Company expensed a total of $0.6 million of acquisition-related costs during the nine month period ended September 30, 2010, which was recorded as general and administrative expenses in the condensed consolidated statements of operations.

None of the goodwill recognized is expected to be deductible for income tax purposes.

11.	Sugarcane Ethanol Production Project

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

Pursuant to the Exercise Agreement, the conversion of the Loan into a 25% equity interest in the Project will take the form of the issuance to Ampal of 25% of all of the issued and outstanding equity interests in Merhav Renewable Energies Limited, a Cyprus corporation and subsidiary of Merhav (“Merhav Energies”). The purchase price for the 25% equity stake in Merhav Energies, to be paid at closing, is the outstanding balance of the Note on December 31, 2009, or approximately $22.249 million. The closing of the purchase of the 25% equity stake and the conversion of the Loan is subject to, among other things, (i) the initial disbursement of (or other evidence of) long-term debt financing for the Project obtained from Banco do Brasil or any other unaffiliated third party lender (the date such financing is obtained, the “Qualified Financing Date”), (ii) the payment in full of all outstanding amounts due and payable under the Note, and (iii) the delivery at closing of the Shareholders’ Agreement (as defined below) by Merhav and Ampal, setting forth certain agreements relating to the governance of Merhav Energies. At closing, the Note and the Guaranty shall be cancelled and the pledge of Merhav’s shares of Class A Stock under the Pledge Agreement shall be released. The closing is to occur on the Qualified Financing Date or as soon as practicable thereafter, but no later than December 31, 2010. The Exercise Agreement contains other customary closing conditions, as well as customary representations and warranties.

Pursuant to the Exercise Agreement, the Note was amended to extend its maturity date to the earlier of the Qualified Financing Date or December 31, 2010. Additionally, Merhav and Ampal have agreed that, under certain circumstances, each will arrange for loans to Merhav Energies from to time to time through third parties, directly or indirectly, for up to $15 million.

As stated above, as a condition to closing Ampal’s purchase of a 25% equity stake in Merhav Energies, Merhav, Ampal and Merhav Energies will enter into a Shareholders’ Agreement (the “Shareholders’ Agreement”), to provide for, among other things, (i) restrictions on the transfer of shares of Merhav Energies, (ii) a right of first refusal on transfers of shares of Merhav Energies, (iii) tag-along and drag-along rights on the transfer of shares of Merhav Energies, (iv) preemptive rights on the issuance of new shares of capital stock (or other equity interest) by Merhav Energies, subject to the anti-dilution rights of Ampal, and (v) the right of Ampal to designate 25% of the directors of Merhav Energies. In addition to preemptive rights under the Shareholders’ Agreement, Ampal has been granted anti-dilution protection, which may result in the issuance of additional shares of Merhav Energies to Ampal, in the event that, prior to the end of the 180 day period following the commencement of the Project’s operations, Merhav sells, or Merhav Energies issues, shares of Merhav Energies at a per share price that is less than the per share price paid by Ampal under the Exercise Agreement.

Merhav is a multinational corporation with interests in a range of sectors, including energy, infrastructure projects and agriculture. Merhav is a significant shareholder of Ampal and is wholly owned by Mr. Yosef A. Maiman, the President, CEO and member of the controlling shareholder group of Ampal. Because of the foregoing relationship, a special committee of the Board of Directors of Ampal composed of Ampal’s independent directors negotiated and approved the transaction. Houlihan Lokey Howard & Zukin Financial Advisors, Inc., who was retained as financial advisor to the special committee, advised the special committee on this transaction.

12.	Services and Management Agreements

Ampal and Gadot entered into a services agreement (intercompany transaction) pursuant to which Gadot shall pay Ampal management fees, calculated as a percentage of Gadot's profits, in consideration for management services rendered by Ampal to Gadot.

Ampal and Merhav (related party transaction) entered into an agreement pursuant to which Ampal shall pay Merhav annual management fees totaling in the aggregate NIS 10 million (approximately $2.7 million), in consideration for management, marketing, financial, development and other administrative services rendered by Merhav to Ampal.

As stipulated above, Yosef A. Maiman, the Chairman, President and CEO of Ampal and a member of the controlling shareholders group of Ampal, is the sole owner of Merhav. Because of the foregoing relationship, a special committee of the Board of Directors composed of Ampal’s independent directors negotiated and approved the transaction between Ampal and Merhav.

Ampal and 012 Smile entered into a services agreement (intercompany transaction) pursuant to which 012 Smile shall pay Ampal an annual management fee of  NIS 15 million (approximately $4.0 million) linked to the Israeli Consumer Price Index, in consideration for management services rendered by Ampal to 012 Smile.

13.	Derivatives and Other Financial Instruments

The Company is exposed to certain risks relating to its ongoing business operations, including financial, market, political, and economic risks. The following discussion provides information regarding the Company's exposure to the risks of changing commodity prices, interest rates, and foreign currency exchange rates.

The Company’s derivative activities are subject to management's discretion.

The interest rate and foreign exchange contracts are held for purposes other than trading. They are used primarily to mitigate uncertainty and volatility, and in order to cover underlying exposures. A swap contract was entered into to convert some of the Company's New Israeli Shekel denominated debt in the amount of NIS 150 million (approximately $43.9 million) into U.S. Dollar denominated debt and to convert Israeli interest rates into LIBOR interest rates.

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

The following summarizes the gross fair market value of all derivative instruments and their locations in our consolidated balance sheet, and indicates which instruments are in an asset or liability position.

Asset Derivatives
_________________________________________________________________________________

		(U.S. Dollars in thousands)
Derivative Instrument	Location	September 30, 2010	December 31, 2009	September 30, 2009
SWAP contracts	Other assets	3,691	3,123	2,094
Exchange rate contracts	Other assets	-	60	30

Liability Derivatives
_________________________________________________________________________________

		(U.S. Dollars in thousands)
Derivative Instrument	Location	September 30, 2010	December 31, 2009	September 30, 2009
SWAP contracts	Accounts payable, accrued expenses and others	1,465	-	-
Exchange rate contracts	Accounts payable, accrued expenses and others	76	39	301

Statements of Operations
_________________________________________________________________________________

		(U.S. Dollars in thousands)
		Nine months ended September 30,
Derivative Instrument	Location	2010	2009
SWAP contract	Translation (loss) gain	2,178	5,736
Interest rate SWAP contract	Interest gain (loss)	(3,075)	(276)
Exchange rate contracts	Translation (loss) gain	(39)	970

14.	Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer the liability (an exit price) in an orderly transaction between market participants and also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy used by the Company within ASC 820 distinguishes between three levels of inputs that may be utilized when measuring fair values including Level 1 inputs (using quoted prices in active markets for identical assets or liabilities), Level 2 inputs (using inputs other than Level 1 prices such as quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability) and Level 3 inputs (unobservable inputs supported by little or no market activity based on the Company's own assumptions used to measure assets and liabilities). A financial asset's or liability’s classification within the above hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following section describes the valuation methodologies used by the Company to measure derivative contracts at fair value, including an indication of the level in the fair value hierarchy at which each instrument is generally classified. Where appropriate, the description includes details of the valuation models, the key inputs to those models, and any significant assumptions.

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

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 consisted of the following (in thousands):

Fair Value Measurements as of :
	September 30, 2010			December 31, 2009
	Level 1	Level 2	Total	Level 1	Level 2	Total
Trading securities *	$366	$-	$366	$2,152	$-	$2,152
Available for sale securities *	491	-	491	27,193	-	27,193
Derivative assets **	-	3,691	3,691	-	3,183	3,183
Derivative liabilities **	-	(1,541)	(1,541)	-	(39)	(39
Total	$857	$2,150	$3,007	$29,345	$3,144	$32,489

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

* The trading securities and available-for-sale securities are mainly traded debentures.

** See Note 13.

The carrying amount of the Company's traded debentures as of September 30, 2010 is $270 million. The market value of such debentures, based on the closing price of those debentures on September 30, 2010 on the TASE, was $273 million. The total carrying value of long-term loans as of September 30, 2010 was $392 million. The Company estimates that the fair value of the long-term loans approximates their carrying value, since substantially all of them bear non-fixed interest and there is no significant change in the credit risk of such loans.

15.	Segment information presented below, results primarily from operations in Israel.

The Chemical segment consists of Gadot which operates in the distribution and marketing of liquid chemicals for raw materials used in the chemical industry, ADPO which operates a chemical storage terminal and AGRO which operates in supplying planet protection products, planet growth regulators and seeds.

The Communications segment consists of 012 Smile which is a leading provider of communication services in Israel, offering a wide range of broadband and traditional voice services.

The Energy segment consists of the investment in EMG, an Egyptian joint stock company, which holds the right to supply and supplies natural gas to Israel through an underwater pipeline from Egypt to Israel. This investment is accounted for under the cost method.

The Leisure-time segment consists of an affiliate, Country Club Kfar Saba Ltd., the Company’s 51%-owned subsidiary, located in Israel.

The Finance segment consists of all other activities which are not part of any of the above segments.

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2010	2009 (*)	2010	2009 (*)
	(Dollars in thousands)		(Dollars in thousands)
Revenues:
Chemicals	$357,567	$299,183	$121,243	$105,249
Communications	211,416	-	81,261	-
Finance	6,082	10,114	2,074	949
Leisure-time	2,240	2,086	770	778
	577,305	311,383	205,348	106,976
Equity in earnings of affiliates	-	-	42	-
Total consolidated revenues	$577,305	$311,383	$205,390	$106,976

Pre-tax Operating Gain (loss):
Chemicals	$(7,063)	$(818)	$(4,338)	$3,816
Communications	1,265	-	(519)	-
Finance	(35,734)	(21,076)	(28,283)	(26,169)
Leisure-time	(13)	189	(71)	(181)
	(41,545)	(21,705)	(33,211)	(22,534)
Equity in earnings (losses) of affiliates	(156)	(1,203)	42	(928)
Total consolidated pretax loss	$(41,701)	$(22,908)	$(33,169)	$(23,462)

TOTAL ASSETS AS OF SEPTEMBER 30,	2010	2009(*)
Total Assets:
Chemicals	$472,274	$419,199
Communications	394,430	-
Finance	603,710	510,146
Energy	361,323	361,323
Leisure-Time	3,799	3,456
Inter-segments adjustments	(456,769)	(337,274)
Total consolidated assets	$1,378,767	$956,850

(*) Retroactively adjusted to reflect acquisition under common control (see Note 9)

16.
The following table summarizes securities that were not included in the calculations of diluted earnings per share of Class A Stock for the periods ended September 30, 2010 and 2009 because such shares are anti-dilutive.

(Shares in thousands)	Nine Months ended September 30,		Three Months ended September 30,
	2010	2009	2010	2009

Shares resulting from Options and Rights	3,783	2,921	3,783	2,921

17.	LEGAL PROCEEDINGS:

Claims Against Subsidiaries and Affiliates

Legal claims arising in the normal course of business have been filed against subsidiaries and affiliates of the Company.

Gadot

Gadot has received third party notices in a number of lawsuits regarding pollution of the Kishon River in Israel. These lawsuits have been filed by various claimants who claim harm by the polluted water of the river, including soldiers from various units in the Israeli Defense Forces who trained in the river, fishermen who fished in the river, the Haifa rowing club and industrial companies that use the river. Some of the lawsuits are claims for monetary damages and some are for injunctions against further pollution of the river. The monetary claims are mostly unlimited in amount and one of them is for approximately $6 million, Therefore, the Company cannot currently estimate the range of possible loss. Gadot denies liability in all of these claims and has filed statements of defense for each claim. Part of Gadot’s storage tank facility is leased from the Haifa port authority. In 2001 the port authority requested that Gadot participate in an offer to find a consultant to examine ground contamination in the area surrounding the facility. Gadot responded, denying the existence of ground contamination and, in any case, that it is the source of such contamination. Gadot believes that if there is contamination, its source is the contaminated waters of the Kishon River or the Mediterranean Sea.

012

Pursuant to the 012 Agreement, the following claims involving 012 have been assumed by 012 Smile, which will incur any of the liabilities or benefits resulting from such claims.

1.
On January 2, 2005, a claim was made against 012 and three other companies regarding alleged infringement of Israeli Patent No. 76993 of November 10, 1985, unjust enrichment, breach of statutory duties and conversion (the “2005 Claim”). The plaintiffs’ demands include payment of amounts of income generated from exploitation of the patent, payment of reasonable royalties for exploitation of the patent, punitive damages, litigation costs and attorneys’ fees, and payment of linkage differentials and interest from the date of creation of the debt until the date of actual payment. The 2005 Claim states that the monetary amount cannot be determined at this stage and that it has been assessed for the purpose of court fees only at NIS 10 million (approximately $2.72 million), against all defendants collectively and separately. Therefore, the Company cannot currently estimate the range of possible loss. On July 17, 2005, a statement of defense was filed against plaintiffs and a third party notice was filed against the providers of the telecommunications systems allegedly infringing on the patent (the “Third Party Defendants”), seeking indemnification and compensation for any liability that may be imposed in the context of the 2005 Claim (the “Third Party Proceedings”). The plaintiffs have also initiated similar proceedings against other telecommunications companies in other countries, including the United Kingdom and the United States. Some telecommunications companies, including one of the initial defendants named in this 2005 Claim, have settled with the plaintiffs and obtained a license, whereas other telecommunications companies have refused to settle. For example, the corresponding English patent was declared invalid following a legal action and appeals. In the 2005 Claim, a pre-trial hearing was held on February 14, 2010, and on such date the parties mutually exchanged affidavits in response to discovery requests and interrogatories. Another pre-trial hearing was held on June 30, 2010, at which time the court ordered the parties to complete all preliminary proceedings by no later than October 3, 2010. On September 28, 2010, the court extended such date until January 1, 2011. One of the Third Party Defendants in the Third Party Proceedings is Nortel Networks Israel (Sales and Marketing) Ltd. (“Nortel Israel”). In a separate proceeding, on January 19, 2009, the District Court of Tel Aviv issued an ex parte order according to which all legal proceedings to which Nortel Israel is a party, including the above-mentioned Third Party Proceedings, were stayed and the District Court also appointed Adv. Avi D. Pelossof and accountant Yaron Har-Zvi as Nortel Israel's Trustees. On February 25, 2009, 012 and another defendant in the 2005 Claim, filed a motion with the court requesting that it allow 012 and the other applicant to continue the Third Party Proceedings against Nortel Israel. This motion was later granted by the court. On November 24, 2009, the court approved Nortel Israel's proposed Creditors Arrangement. 012 and Nortel Israel's Trustees have reached a Settlement Agreement, resolving all disputes in connection with the Third Party Proceedings between 012 and Nortel Israel (the “Settlement Agreement”). Under the terms of the Settlement Agreement, Nortel Israel paid 012 NIS 787,500 (approximately $214,900), which was paid by the trustees in full.  In consideration, 012 agreed to dismiss the Third Party Proceedings against Nortel Israel and Telrad Networks Ltd. ("Telrad").  On February 14, 2010, the court dismissed the Third Party Proceedings against Nortel Israel and Telrad.

2.
In April 2008, a motion to certify a class action was filed with various District Courts in Israel against several international telephony companies including 012, with respect to prepaid calling card services. The plaintiffs allege that: (i) the defendants unlawfully charged consumers in excess of the tariffs published by them, (ii) the prepaid calling cards provide an average of 50% of the units of time indicated to the purchasers of the cards, (iii) the defendants deducted from the prepaid calling cards the time spent when a user unsuccessfully attempts to make a call utilizing the card, (iv) the defendants calculated and collected payment not by units of round minutes indicated, (v) the defendants provided misleading information about the number of “units” on the card, and (vi) the defendants formed a cartel that arranged and raised the prices of calling cards. In the event the lawsuit is certified as a class action, the total amount claimed against 012 is NIS 226.4 million (approximately $61.77 million). The Company cannot currently estimate the range of possible loss. 012 Smile, as successor to 012, filed its summation on June 13, 2010, the plaintiffs' respondent summation was filed on July 22, 2010. On November 3, 2010, the court granted the plaintiff's request and certified the suit as a class action against all of the defendants. The legal question at issue in the class action is whether the plaintiffs were misled by the representations made by the defendants. In addition, the matters of damages, causal relation, liability and amount of damage will also be litigated. The court has ordered the parties to formulate a public announcement in the matter of the class action proceeding that shall be approved by the court. In addition, the court has ordered the parties to inform the court within 30 days as to the way in which they wish to continue and conduct the proceeding, and if such notice is not be submitted to the court, the proceeding will be scheduled for an evidentiary hearing.

3.
In November 2008, a motion to certify a class action was filed with the Tel Aviv District Court in Israel against 012. The action alleges that 012 unlawfully raised the monthly tariffs for its Internet services. The total amount of the claim is NIS 81.5 million (approximately $22.2 million). The Company cannot currently estimate the range of possible loss. 012 replied to the motion in May 2009. A pre-trial hearing was held in January 2010. The case is scheduled for an additional pre-trial hearing on November 3, 2010.

4.
In November 2009, a motion to certify a class action was filed against 012 with the Central District Court in Israel. Together with the filing of the motion, the plaintiff filed a motion for a temporary restrictive order to prevent 012 from deleting or changing data relating to the plaintiff's claims in the motion. The motion alleges that 012 has violated the Israeli "anti spam" law by sending advertising materials to its customers.  The amount of the plaintiff's personal claim is set at NIS 10,000 (approximately $2,700). The estimated amount of the entire claim is yet to be known, and therefore, the Company cannot currently estimate the range of possible loss. On November 29, 2009, the court granted a temporary order preventing 012 from deleting or changing data relating to specific messages which the plaintiff claims he sent to 012. 012 Smile, as successor to 012, filed its response to the motion in February 2010. A court hearing was held in March 2010 and the court ordered the plaintiff to notify the court by May 17, 2010 whether he intends to litigate the claim and the request or to submit a motion to withdraw. On May 13, 2010, the plaintiff filed a motion to withdraw the suit, subject to payment of the plaintiff's legal fees by 012 Smile. On June 13, 2010, the court declined the motion, and on September 14, 2010, the plaintiff filed a motion to amend his suit and request. 012 Smile filed its response to the motion on November 4, 2010.

5.
In November 2009, a motion to certify a class action was filed against 012 with the Tel Aviv District Court in Israel. The motion alleges that 012 unlawfully charges its customers who do not pay their debts on time with collection expenses. The estimated amount of the entire claim is NIS 21.75 million (approximately $5.93 million). The Company cannot currently estimate the range of possible loss. 012 Smile, as successor to 012, replied to the motion on June 14, 2010. The plaintiff filed his response on July 11, 2010. A pre-trial hearing is scheduled for November 30, 2010.

6.
In December 2009, a motion to certify a class action was filed against 012 with the Central District Court in Israel. The motion alleges that 012 unlawfully intervenes with web traffic, especially as it relates to Peer to Peer websites. The estimated amount of the entire claim is NIS 40 million (approximately $10.91 million). The Company cannot currently estimate the range of possible loss. 012 Smile, as successor to 012, has replied to the motion. A pre-trial hearing is scheduled for November 16, 2010.

7.
In January 2010, a motion to certify a class action was filed against 012, 012's subsidiary, 012 Telecom Ltd., and others with the Central District Court in Israel. The motion alleges that 012 unlawfully charges its customers when placing calls to 012's support center. The total amount of the action against 012 and its subsidiary is approximately NIS 48.6 million (approximately $13.26 million). The Company cannot currently estimate the range of possible loss. 012 Smile, as successor to 012, replied to the motion on October 17, 2010.

012 Smile

1.
In May 2010, a motion to certify a class action was filed against 012 Smile with the Tel Aviv District Court in Israel. The motion alleges that 012 Smile unlawfully charges its customers with higher tariffs than the tariffs agreed. The total amount of the action against 012 Smile is approximately NIS 3.0 million (approximately $0.81 million). The Company cannot currently estimate the range of possible loss. 012 Smile has not yet replied to the motion. The motion has not yet been scheduled to be heard. The motion has not yet been scheduled to be heard.

2.
In September 2010, a motion to certify a class action was filed against 012 Smile with the Tel-Aviv District Court in Israel. The plaintiff alleges that 012 Smile pays rebates without adding interest or linkage to the Israeli Consumer Price Index. The amount of the personal claim is set by the plaintiff at approximately NIS 1.2. In the event of certification of the suit as a class action, the estimated amount of the claim by the plaintiff will be approximately NIS 11.17 million (approximately $3 million). The Company cannot currently estimate the range of possible loss. 012 Smile has not yet replied to the motion. The motion has not yet been scheduled to be heard.

3.
In July 2010, a motion to certify a class action was filed against 012 Smile with the Central District Court in Israel. The plaintiff alleges that 012 Smile's internet advertisements regarding certain tariffs did not include complete information as to possible additional tariffs charged of third parties. The amount of the personal claim is set by the plaintiff at NIS 397 (approximately $108). As the plaintiff has not yet determined the size of the group, the estimated amount of the entire claim is not yet known. 012 Smile has not yet replied to the motion. The motion has not yet been scheduled to be heard.

18.	Subsequent Events

012 Smile Share Sale Agreement

On October 13, 2010, MAE, an indirect wholly owned subsidiary of the Company, and 012 Smile, a company formed under the laws of Israel and a wholly owned subsidiary of MAE, entered into a Share Purchase Agreement (the “012 Smile Agreement”) with Partner Communications Company Ltd., a company formed under the laws of Israel (“Partner”), for the sale by MAE of all of the outstanding shares of 012 Smile.

The aggregate purchase price is approximately NIS 692 million (approximately $191 million), of which approximately NIS 42 million (approximately $11.6 million) will be paid through an assignment of a third party receivable to MAE. Concurrently with the execution of the 012 Smile Agreement, NIS 30 million (approximately $8.3 million) was deposited by Partner with MAE which, under certain circumstances, will be retained by MAE if the 012 Smile Agreement is terminated. As part of the 012 Smile Agreement, Partner has also agreed to guarantee approximately NIS 764 million (approximately $208.5 million) of total debt of 012 Smile.

The 012 Smile Agreement contains, among others, customary covenants, representations and indemnities by the parties. The representations and warranties made by the parties survive for a limited period of one year.

The transaction is subject to customary closing conditions, including regulatory approvals of the Ministry of Communications and the Israeli Antitrust Commissioner. The transaction is expected to close within two to three months from the signing date of the 012 Smile Agreement. Ampal expects to record a gain from this transaction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

CRITICAL ACCOUNTING POLICIES

The preparation of Ampal-American Israel Corporation's ("Ampal", and collectively with its subsidiaries, the "Company") consolidated financial statements is in conformity with accounting principles generally accepted in the United States ("GAAP") which requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. Actual results may differ from these estimates. To facilitate the understanding of Ampal’s business activities, described below are certain Ampal accounting policies that are relatively more important to the portrayal of its financial condition and results of operations and that require management’s subjective judgments. Ampal bases its judgments on its experience and various other assumptions that it believes to be reasonable under the circumstances. Please refer to Note 1 to Ampal’s consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 for a summary of all of Ampal’s significant accounting policies.

No significant updates have occurred since the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

•	Revenues from chemical brokerage commissions are recognized when the right to receive them is created.

•	Rental income is recorded over the rental period. Revenues from services provided to country club subscribers are recognized ratably over the contractual period.

•	Income from other services is recognized over the period during which those services are performed.

Revenue derived from usage of the Company’s networks, including business, residential and carrier long distance traffic, data and Internet traffic services revenues, is recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed or product delivered and collectability of the resulting receivable is reasonably assured.

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

Revenues from sales of equipment such as routers, that are not contingent upon the delivery of additional products or services are recognized when products are delivered to and accepted by customers. Pursuant to ASC 605-25, "Multiple-Element Arrangements" (formerly Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables”), the Company determined that the sale of equipment with accompanying services constitutes a revenue arrangement with multiple deliverables. Accordingly, consideration received for equipment, that is not contingent upon the delivery of additional items (such as the services), is recognized as equipment revenue, based on their relative fair value, upon the delivery of the equipment to the subscriber and when all other revenue recognition criteria are met. Consideration for services is recognized as services revenue when earned.

The Company reports any taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between the Company and a customer on a net basis (excluded from revenues).

Recently Adopted and Recently Issued Accounting Pronouncements

Accounting Standards Codification ("ASC") 820 (formerly Statement of Financial Accounting Standards ("SFAS") No. 157)

In January 2010, the Financial Accounting Standards Board ("FASB")  issued Accounting Standards Update No. 2010-06 for Fair Value Measurements and Disclosures (Topic 820):  “Improving Disclosures about Fair Value Measurements”.  This Update requires new disclosures for transfers in and out of Level 1 and Level 2 fair value measurements and separate presentation of purchases, sales, issuance and settlements in the reconciliation of activity in Level 3 fair value measurements.  This Update also clarifies existing disclosures for level of disaggregation and about inputs and valuation techniques.  The new disclosures were effective for interim and annual periods beginning after December 15, 2009, except for the Level 3 disclosures, will be effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. The adoption did not have a material impact on the Company's financial statements.

ASU 2009-13 (formerly EITF 08-1):

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2009-13”), which amends ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.” ASU 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. ASU 2009-13 replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU 2009-13 requires expanded disclosures and is effective for fiscal years beginning on or after June 15, 2010. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company is currently evaluating the potential impact of ASU 2009-13 on its financial statements.

Results of Operations

Chemicals

Changes in pricing and demand for chemicals

The overall demand for chemical products, especially commodity chemicals, is highly dependent on general economic conditions. In the past quarter, the price of crude oil was stable, accordingly there was no significant change in the prices of commodity chemicals. Recent economic indicators, especially in the U.S. markets, continue to show a softening of chemical demands and the average freight prices were stable, while the European markets show signs of recovery. However, it is too soon to designate that it is the end of the slow-down as private consumption is still slow.

In the nine months ended September 30, 2010 and 2009, the Company included the following certain data of Gadot Chemical Tankers and Terminals Ltd. ("Gadot"):

	2010	2009(*)
	(U.S. dollars in millions)
Chemical income	$357.6	$299.2
Chemical expense	$327.2	$272.5
Marketing and sales expense	$5.8	$4.8
Other expense (mainly general and administrative)	$23.0	$17.4
Interest expense	$8.5	$5.5

           (*) Retroactively adjusted to reflect acquisition under common control (see note 9)

Communications

We acquired the business of 012 Smile Communications Ltd. ("012") through our indirect wholly owned subsidiary 012 Smile Telecom Ltd. ("012 Smile", formerly Ampal Investments and Communications 2009 Ltd.). Through this business we offer services to residential and business customers, as well as to Israeli cellular operators and international communication services providers, or carriers, through our integrated multipurpose network, which allows us to provide services to almost all of the homes and businesses in Israel. We estimate our market share of the international telephony market was 36% based on the number of incoming and outgoing minutes in Israel. We estimate that our market share of the broadband Internet access market was 33% based on previous broadband market analysis by 012. We provided services to approximately one million registered household customers and approximately 87,000 registered business customers.

We operate in a highly regulated industry in Israel, which has undergone significant changes in the past decade, transitioning from a slow moving market, with a single state-owned carrier, Bezeq, to one that, although still highly-regulated, has grown rapidly and is highly competitive in nearly every segment.

In the nine months ended September 30, 2010, the Company included the following certain data of 012 Smile relating to the period from the Closing Date on January 31, 2010 to September 30, 2010:

2010
(U.S. dollars in millions)
Communications income	$211.4
Communications expense	$151.6
Marketing and sales expense	$36.0
Other expense (mainly general and administrative)	$10.2
Interest expense	$10.6

Ampal's management has been managing the strategy and day to day operations of the acquired business since January 1, 2010. According to GAAP, the net income in the amount of $0.6 million that was generated by the acquired business in the period from January 1, 2010 to the Closing Date on January 31, 2010 was not included in Ampal's statements of operations in the nine months ended September 30, 2010. See also Note 18 regarding the 012 Smile Share Sale Agreement.

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009

The Company recorded a consolidated net loss of $35.8 million for the nine months ended September 30, 2010, compared to a net loss of $19.2 million for the corresponding period in 2009. The loss in 2010 is primarily attributable to the interest expenses resulting from the loans obtained for the financing of the purchase of 012's business and depreciation of the intangible assets.

In the nine months ended September 30, 2010, the Company recorded $41.8 million of marketing and sales expense, as compared to a $4.8 million marketing and sales expense in the corresponding period in 2009. These expenses are attributable to Gadot and 012 Smile and composed mainly of salary and commission expenses. The increase is primarily the result of the marketing and sales expense of 012 Smile which the Company included for the first time in 2010, amounting to $36.0 million.

In the nine months ended September 30, 2010, the Company recorded $47.1 million of general, administrative and other expense, as compared to $29.8 million in the corresponding period in 2009. The increase is primarily the result of the general, administrative and other expense of 012 Smile which the Company included for the first time in 2010, amounting to $10.2 million and an increase in the Chemicals segment.

In the nine months ended September 30, 2010, the Company recorded $2.9 million of net gain attributable to noncontrolling interests, as compared to $0.8 million of net gain attributable to noncontrolling interests in the corresponding period in 2009. These gains are mainly attributable to translation loss in the notes issued to the partners in Merhav Ampal Energy, LP, an Israeli limited partnership (the "Joint Venture"), resulting from the revaluation of the New Israeli Shekel compared to the U.S. Dollar.

In the nine months ended September 30, 2010, the Company recorded a $44.1 million interest expense, as compared to a $25.9 million interest expense for the corresponding period in 2009. The interest expense relates to the financing the Company obtained in order to purchase 012's ongoing business and Gadot, the Company's debentures, the Company's notes payable and the interest expense resulting from the swap agreements.

In the nine months ended September 30, 2010, the Company recorded a $7.1 million translation loss, as compared to a $3.7 million translation gain for the corresponding period in 2009. The increase in translation loss is related to a change in the valuation of the New Israeli Shekel as compared to the U.S. Dollar, which decreased 3.0% in the nine months ended September 30, 2010, as compared to a decrease of 0.4% for the corresponding period in 2009.

The Company recorded a $0.2 million net loss in Equity in losses of affiliates for the nine months ended September 30, 2010, compared to a $1.2 million net loss in Equity in losses of affiliates for the corresponding period in 2009.

Results of operations analyzed by segments for the nine months ended September 30:

	2010	2009(*)
	(U.S. Dollars in thousands)

Revenues:

Chemicals	$357,567	$299,183
Communications	211,416	-
Finance	6,082	10,114
Leisure-time	2,240	2,086
Total	577,305	311,383

(*) Retroactively adjusted to reflect acquisition under common control (see Note 9)

The Chemicals income relates solely to Gadot and was derived from the following activities: sales of a wide range of liquid chemicals, providing maritime shipping services of chemicals by ships and providing other services which include logistics and storage services for chemicals.

In the nine months ended September 30, 2010, the Company recorded $577.3 million in revenue which was comprised of $357.6 million in the Chemicals segment, $211.4 million in the Communications segment, $6.1 million in the Finance segment and $2.2 million in the Leisure-time segment, as compared to $311.4 million for the same period in 2009, which was comprised of $299.2 million in the Chemicals segment, $10.1 million in the Finance segment and $2.1 million in the Leisure-time segment. The increase in Chemicals revenues is primarily attributable to the recovery in the markets, especially in Europe, which led to an increase in quantities sold and product prices. The demand for chemical carriers shows moderate growth during the nine months ended September 30, 2010. Average freight prices are slightly higher mainly as a result of a rise in prices for the Mediterranean to U.S. voyages.

The Communications income relates solely to 012 Smile and was derived mainly from the sale of broadband and traditional voice services. Revenues from the Communications segment continued to grow in the third quarter of 2010. The Company continues to increase its market share in the local telephony market in Israel.

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

	2010	2009(*)
	(U.S. Dollars in thousands)

Expenses:

Chemicals	$364,630	$294,787
Communications	210,151	-
Finance	41,816	36,302
Leisure-time	2,253	1,999
	618,850	333,088
Equity in losses of affiliates	156	1,203
Total	$619,006	$334,291

(*) Retroactively adjusted to reflect acquisition under common control (see Note 9)

In the nine months ended September 30, 2010, the Company recorded $619.0 million in expenses which was comprised of $364.6 million of expenses in the Chemicals segment, $210.2 million of expenses in the Communications segment, $41.8 million of expenses in the Finance segment, $2.3 million of expenses in the Leisure-time segment and a $0.2 million loss in Equity in earnings of affiliates, as compared to $334.3 million in expenses for the same period in 2009 which was comprised of $294.8 million of expenses in the Chemicals segment, $36.3 million of expenses in the Finance segment, $2.0 million of expenses in the Leisure-time segment and a $1.2 million loss in Equity in earnings of affiliates. Chemical commodity pricing is derivative of crude oil pricing. During the nine months ended September 30, 2010, the price of crude oil slightly increased, which led to a moderate increase in the Chemical commodity prices.

Our Communications expenses consist primarily of costs of network services, salaries and related expenses, direct cost of the equipment sold to customers, selling and marketing expenses, facilities costs, and depreciation and amortization expenses.

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

Three months ended September 30, 2010 compared to three months ended September 30, 2009

The Company recorded a consolidated net loss of $25.8 million for the three months ended September 30, 2010, compared to a net loss of $18.0 million for the corresponding period in 2009. The increase in loss in the period ended September 30, 2010 is primarily attributable to the translation loss during the period, depreciation of the intangible assets and interest related to the Company's debentures and notes payable.

In the three months ended September 30, 2010, the Company recorded $15.7 million of marketing and sales expense, as compared to a $1.5 million marketing and sales expense in the corresponding period in 2009. These expenses are attributable to Gadot and 012 Smile and composed mainly of salary and commission expenses. The increase is primarily the result of the marketing and sales expense of 012 Smile which the Company included for the first time in 2010, amounting to $13.9 million.

In the three months ended September 30, 2010, the Company recorded $16.6 million of general, administrative and other expense, as compared to $10.1 million in the corresponding period in 2009. The increase is primarily the result of the general, administrative and other expense of 012 Smile which the Company included for the first time in 2010, amounting to $4.0 million.

In the three months ended September 30, 2010, the Company recorded $5.6 million of net gain attributable to noncontrolling interests, as compared to $4.0 million of net gain attributable to noncontrolling interests in the corresponding period in 2009. These gains are mainly attributable to translation in the notes issued to the partners in the Joint Venture, resulting from the devaluation of the New Israeli Shekel ("NIS") compared to the U.S. Dollar.

In the three months ended September 30, 2010, the Company recorded a $18.8 million interest expense, as compared to a $13.2 million interest expense for the corresponding period in 2009. The interest expense relates to the financing the Company obtained in order to purchase 012's on-going business and to Gadot, the Company's debentures, the Company's notes payable and the interest expense resulting from the swap agreements.

In the three months ended September 30, 2010, the Company recorded a $17.7 million translation loss, as compared to a $8.2 million translation loss for the corresponding period in 2009. The monetary value of denominated NIS balances reported on our balance sheet changes with currency exchange rates resulting in the translation gain or loss. The net translation loss is related to a change in the valuation of the New Israeli Shekel as compared to the U.S. Dollar, which increased 5.4% in the three months ended September 30, 2010, as compared to an increase of 4.1% for the corresponding period in 2009 and an increase in the NIS  denominated debt.

The Company recorded a minor net gain in Equity in earnings of affiliates for the three months ended September 30, 2010, compared to a $1.0 million net loss in Equity in losses of affiliates for the corresponding period in 2009.

Results of operations analyzed by segments for the three months ended September 30:

	2010	2009(*)
	(U.S. Dollars in thousands)

Revenues:

Chemicals	$121,243	$105,249
Communications	81,261	-
Finance	2,074	949
Leisure-time	770	778
	205,348	106,976
Equity in losses of affiliates	42	-
Total	$205,390	$106,976

(*) Retroactively adjusted to reflect acquisition under common control (see Note 9)

The Chemicals income relates solely to Gadot and was derived from the following activities: sales of a wide range of liquid chemicals, providing maritime shipping services of chemicals by ships and providing other services which include logistics and storage services for chemicals.

In the three months ended September 30, 2010, the Company recorded $205.4 million in revenue which was comprised of $119.6 million in the Chemicals segment, $81.3 million in the Communications segment, $3.7 million in the Finance segment and $0.8 million in the Leisure-time segment, as compared to $107.0 million for the same period in 2009, which was comprised of $105.2 million in the Chemicals segment, $0.9 million in the Finance segment and $0.8 million in the Leisure-time segment. The increase in Chemicals revenues is primarily attributable to the recovery in the markets, especially in Europe, which led to an increase in quantities sold and product prices. The demand for chemical carriers shows moderate growth during the three months ended September 30, 2010 and the average freight prices were stable.

The Communications income relates solely to 012 Smile and was derived mainly from the sale of broadband and traditional voice services. Revenues from the Communications segment continued to grow in the third quarter of 2010. The Company continues to increase its market share in the local telephony market in Israel.

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

	2010	2009(*)
	(U.S. Dollars in thousands)

Expenses:

Chemicals	$125,580	$101,433
Communications	81,780	-
Finance	30,358	27,118
Leisure-time	841	959
	238,559	129,510
Equity in losses of affiliates	-	928
Total	$238,559	$130,438

(*) Retroactively adjusted to reflect acquisition under common control (see Note 9)

In the three months ended September 30, 2010, the Company recorded $238.6 million in expenses which was comprised of $125.6 million of expenses in the Chemicals segment, $81.8 million of expenses in the Communications segment, $30.4 million of expenses in the Finance segment and a $0.8 million of expenses in the Leisure-time segment, as compared to $130.4 million in expenses for the same period in 2009 which was comprised of $101.4 million in the Chemicals segment, $27.1 million in the Finance segment, $1.0 million in the Leisure-time segment and a $0.9 million loss in Equity in earnings of affiliates. During the period of three months ended September 30, 2010, the price of crude oil slightly increased, which led to a moderate increase in the Chemical commodity prices.

Our Communications expenses consist primarily of costs of network services, salaries and related expenses, direct cost of the equipment sold to customers, selling and marketing expenses, facilities costs, and depreciation and amortization expenses.

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

The increase in the Finance segment expenses is primarily attributable to the translation loss related to a  5.4% increase in value of the New Israeli Shekel to the U.S. Dollar in the three months ended September 30, 2010, as compared to a decrease of 4.1% for the corresponding period in 2009, and the increase in loans payable.

Income taxes

In the nine month period ended September 30, 2010, the Company reported a tax benefit of $3.1 million as compared to approximately $2.8 million of tax benefit in the corresponding period in 2009. In the three month period ended September 30, 2010, the Company reported a tax benefit of $1.8 million as compared to approximately $1.4 million of tax benefit in the corresponding period in 2009. The tax benefit which was recorded pertains mainly to losses of the Company for tax purposes and losses from affiliates for which we created a deferred tax asset. The Company intends to apply a tax planning strategy of selling all or a portion its cost method investment, which currently has sufficient unrealized gains, to fully utilize the net deferred tax assets that are attributable to foreign tax credits and loss carryforwards arising in the U.S., due to unrealized gain from several investments which the Company holds.

Liquidity and Capital Resources

Cash Flows

On September 30, 2010, cash, cash equivalents and marketable securities were $55.2 million, as compared with $100.8 million at December 31, 2009. The decrease is mainly attributable to the acquisition of 012's business and partly offset by the issuance of the Series C debentures.

As of September 30, 2010, the Company had $0.9 million of marketable securities as compared to $29.3 million as of December 31, 2009. The decrease is attributable to the sale of marketable securities to finance the acquisitions made by the Company and  its subsidiaries.

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

On September 30, 2010 the ratio between the current assets and the current liabilities was less than 1. However, the current liabilities as of September 30, 2010 consisting of approximately $103 million of revolving credit lines bring the ratio to greater than 1. The Company has the ability and intends to renew these facilities so that the repayment obligations are extended beyond 2011. Therefore these facilities and the expected future operating cash flow from operations will be sufficient to fund the financial commitments of the Company for the next 12 months.

In addition, Ampal’s interest in Gadot has been pledged and cash equivalents equal to $1.5 million have been allocated as a compensating balance for various loans provided to the Company.

Cash flows from operating activities

Net cash used in operating activities totaled approximately $0.3 million for the nine months ended September 30, 2010, compared to approximately $20.0 million provided by operating activities for the corresponding period in 2009. The increase in cash used in operating activities is primarily attributable to the increase in other assets and inventories as compared to the corresponding period in 2009.

Cash flows from investing activities

Net cash used in investing activities totaled approximately $392.7 million for the nine months ended September 30, 2010, compared to approximately $8.3 million used in investing activities for the corresponding period in 2009. The change in cash used in investing activities is primarily attributable to the acquisitions of 012’s, ADPO Ghent N.V.'s (“ADPO”) and Merhav Agro Ltd.'s business.

Cash flows from financing activities

Net cash provided by financing activities was approximately $371.7 million for the nine months ended September 30, 2010, compared to approximately $8.0 million of net cash used in financing activities for the corresponding period in 2009. The change in cash provided by financing activities is primarily attributable to the notes payable received for the acquisitions of 012’s and ADPO's business and issuance of the Series C debentures.

Investments

In the nine months ended September 30, 2010, the Company made additional investments in the amount of a $0.4 million loan to Bay Heart Ltd. ("Bay Heart").

Debt

Notes issued to institutional investors in Israel, the convertible note issued to Merhav M.N.F Ltd. ("Merhav") and other loans payable pursuant to bank borrowings are either in U.S. Dollars, linked to the Consumer Price Index (the "CPI") in Israel or in unlinked New Israeli Shekels, with interest rates varying depending upon their linkage provisions and mature between 2010-2019.

The Company finances its general operations and other financial commitments through bank loans from Bank Hapoalim, Union Bank of Israel Ltd. ("UBI") and Israel Discount Bank Ltd. ("IDB"). As of September 30, 2010, the outstanding indebtedness under these bank loans totaled $649.7 million, and the loans mature between 2010-2019.

In November, 2006, the Company entered into a trust agreement with Hermetic Trust (1975) Ltd. pursuant to which the Company issued Series A debentures to institutional investors in Israel in the principal aggregate amount of NIS 250.0 million (approximately $58.0 million) with an annual interest rate of 5.75%, which is linked to the CPI. The debentures were registered for trading on the Tel Aviv Stock Exchange in August 2007. The debentures rank pari passu with our unsecured indebtedness. The debentures will be repaid in five equal annual installments commencing on November 20, 2011, and the interest is paid semi-annually. As of September 30, 2010, the outstanding debt under the Series A debentures amounts to $71.0 million.

On April 29, 2008, Ampal completed a public offering in Israel of NIS 577.8 million (approximately $166.8 million) aggregate principal amount of its Series B debentures, due in 2016. The debentures are linked to the CPI and carry an annual interest rate of 6.6%. The debentures rank pari passu with Ampal’s unsecured indebtedness. The debentures will be repaid in five equal annual installments commencing on January 31, 2012, and the interest will be paid semi-annually. As of September 30, 2010, the outstanding debt under the Series B debentures amounts to $150.0 million, due to the change in valuation of the NIS as compared to the U.S. Dollar and the repurchase plan. Ampal deposited an amount equal to $44.6 million with Clal Finance Trustees 2007 Ltd. in accordance with a trust agreement dated April 6, 2008, to secure the first four years worth of payments of interest on the debentures. As of September 30, 2010, the outstanding amount of the deposit was $15.7 million. The debt offering was made solely to certain non-U.S. institutional investors in accordance with Regulation S under the U.S. Securities Act of 1933, as amended. The notes have not been and will not be registered under the U.S. securities laws, or any state securities laws, and may not be offered or sold in the United States or to United States persons without registration unless an exemption from such registration is available.

On September 13, 2010, Ampal completed a public offering in Israel of NIS 170.0 million (approximately $45.0 million) aggregate principal amount of its Series C debentures, due in 2019. The debentures are linked to the CPI and carry an annual interest rate of 6.95%. The Series C debentures rank pari passu with Ampal’s unsecured indebtedness. The debentures will be repaid in six equal annual installments commencing on September 7, 2014, and the interest will be paid semi-annually. As of September 30, 2010, the outstanding debt under the debentures amounts to $46.6 million. Ampal deposited an amount equal to $12.5 million with Ziv Haft Trust Company Ltd. in accordance with a trust agreement dated August 31, 2010, to secure the first four years worth of payments of interest on the debentures. As of September 30, 2010, the outstanding amount of the deposit was $12.8 million. The debt offering was made solely to certain non-U.S. institutional investors in accordance with Regulation S under the U.S. Securities Act of 1933, as amended. The notes have not been and will not be registered under the U.S. securities laws, or any state securities laws, and may not be offered or sold in the United States or to United States persons without registration unless an exemption from such registration is available.

Midroog Ltd. (an affiliate of Moody's Investors Service) currently rates Ampal's Series A, Series B and Series C Debentures as A3 with a negative outlook.

Ampal funded the Gadot acquisition with a combination of available cash and the proceeds of the credit facility, dated November 29, 2007 (the "Credit Facility"), between Merhav Ampal Energy Ltd. ("MAE") and IDB, for approximately $60.7 million, which amount was increased, on the same terms and conditions, on June 3, 2008 by approximately $11.3 million in order to fund the second stage of the transaction and on September 23, 2008 by approximately $15.4 million in order to fund the third stage of the transaction. The Credit Facility is divided into two equal loans of approximately $43.7 million. The first loan is a revolving loan that has no principal payments and may be repaid in full or in part on December 31 of each year until 2019, when a single balloon payment will become due. The second loan also matures in 2019, has no principal payments for the first one and a half years, and shall thereafter be paid in equal installments over the remaining 9.5 years of the term. As of September 30, 2010, the outstanding debt under the loan amounts to $39.8 million. Interest on both loans accrues at a floating rate equal to LIBOR plus 2% and is payable on a current basis. Ampal has guaranteed all the obligations of MAE under the Credit Facility and Ampal’s interest in Gadot has also been pledged to IDB as a security for the Credit Facility.  Yosef Maiman has agreed with IDB to maintain ownership of a certain amount of the Company’s Class A Stock. The Credit Facility contains customary affirmative and negative covenants for credit facilities of this type.

As of September 30, 2010, the Company has a $5.0 million loan with UBI that bears interest at an annual rate of LIBOR plus 2% to be repaid in six annual installments commencing on April 2, 2008 and various other loans with UBI in the aggregate amount of $5.5 million linked to the CPI, bearing interest of 2.9% to be repaid during 2010 and 2011.

As of September 30, 2010, the Company has a $13.5 million loan with Bank Hapoalim as part of a $27 million dollar loan facility. The funds borrowed under the loan facility are due in six annual installments commencing on December 31, 2007 and bear interest at an annual rate of LIBOR plus 2%. The related loan agreement contains financial and other covenants including an acceleration of payment upon the occurrence of certain changes in the ownership of the Company’s Class A Stock.

As of September 30, 2010, the Company has a $100.0 million loan from institutional investors who own 50% of Merhav Ampal Energy Holdings, LP. The loan is not linked to the CPI, bears no interest and is repayable upon agreement by both parties.

The Company has a short-term loan from Bank Hapoalim in the aggregate amount of $3.5 million that bears interest at an annual rate of 2.88%, to be repaid by October 31, 2010.

As of September 30, 2010, Gadot had $2.3 million outstanding under its other debentures. These debentures are not convertible into shares and are repayable in five equal annual installments on September 15 of each of the years 2008 through 2012. The outstanding balance of the principal of the debentures bears interest at an annual rate of 5.3%. The principal and interest of the debentures are linked to the CPI and the interest is payable in semi-annual installments on March 15 and September 15 of each of the years 2006 through 2012.

As of September 30, 2010, Gadot has short-term loans, including current maturities, payable in the amount of $134.7 million and long-term loans payable in the amount of $127.4 million. The various short term-loans payable are either unlinked or linked to the USD or Euro and bear interest at rates between 2.2% to 6.0%. The various long-term loans payable are either unlinked or linked to the CPI or linked to the U.S. Dollar or Euro and bear interest at annual rates between 1.8% to 9.1%.

As of September 30, 2010, 012 Smile has short-term loans, including current maturities, payable in the amount of $54.0 million and long term-loans payable in the amount of $161.4 million.

The weighted average interest rates and the balances of these short-term borrowings at September 30, 2010 and December 31, 2009 were 3.0% on $257.8 million and 2.4% on $170.9 million, respectively.

Pursuant to the Loan Agreement, dated January 31, 2010 (the "012 Loan Agreement"), between MAE, 012 Smile, Harel Insurance Company Ltd. and its affiliates (collectively, "Harel"), and Menora Mivtachim Insurance Ltd. and its affiliates (collectively, "Menora" and together with Harel, the "Institutional Lenders"), the NIS 220 million (or approximately $59 million) principal of the loan is payable in equal semi-annual installments on January 31 and July 31 of each year, with the first payment due on January 31, 2012. The interest on the loan accrues at a rate of 7% per year, payable in equal semi-annual installments on January 31 and July 31 of each year, with the first payment due on January 31, 2011.  The principal and interest payments are linked to the CPI.  The loan is also subject to a semi-annual fee at a rate of 0.5% of the unpaid principal and a semi-annual fee based, among other things, on the EBITDA of 012 Smile. As of September 30, 2010, the outstanding amount of the loan is $61.0 million.

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

The loan under the 012 Credit Facility, dated January 31, 2010 (the "012 Credit Facility"), between 012 Smile, Bank Leumi Le' Israel B.M ("Leumi") and IDB (together with Leumi, the "Bank Lenders"), was funded 80% by Leumi and 20% by IDB. Leumi was appointed arranger on behalf of the Bank Lenders.   The 012 Credit Facility, denominated in NIS, is divided into three tranches as follows: NIS 500 million (or approximately $129 million), NIS 200 million (or approximately $51.6 million) and NIS 100 million (or approximately $25.8 million), respectively, which are subject to the following terms:

•
The first tranche matures in 2017, with the principal payable in fourteen equal semi-annual installments, with the first payment due on July 31, 2010. The interest on the first tranche accrues at a rate of 4.2% per year, payable every three months, with the first payment due on April 30, 2010. The principal and interest payments are linked to the CPI.

•
The second tranche has no principal payments until maturity in 2017, when a single balloon payment will become due. The interest on the second tranche accrues at a rate of 5.1% per year, payable every three months, with the first payment due on April 30, 2010.  The principal and interest payments are linked to the CPI.

•
The third tranche is a revolving loan for terms of three, six or twelve months, at the discretion of 012 Smile, provided that the final maturity of the loan is no later than July 31, 2013. The interest on the third tranche is based on the prime interest plus a spread and accrues at a rate of prime plus 0.75% per year, payable every three months, with the first payment due three months after receipt of the relevant loan amount.

012 Smile's rights and assets have been pledged to Leumi and IDB as security for the 012 Credit Facility. The Company and MAE have also guaranteed all the obligations of 012 Smile under the 012 Credit Facility, as well as up to NIS 43 million (approximately $11.1 million) of additional credit from Leumi and IDB. MAE also pledged Leumi and IDB all the equity it holds in or debt owed to it by 012 Smile. Yosef Maiman has agreed with Leumi and IDB to remain the controlling stockholder of the Company. The 012 Credit Facility contains customary affirmative and negative covenants for credit facilities of this type.

	Payments due by period as of September 30, 2010 (in thousands)
	Total	Less than 1 year	1 – 3 years	3-5 years	More than 5 years
Short-Term Debt:
Gadot - working capital	$96,898	$96,898
Gadot - revolving credit line	$31,814	$31,814
Ampal - revolving credit line	$43,736	$43,736
012 - revolving credit line (*)	$27,285	$27,285
Other (**)	$58,659	$58,659
Long-Term Debt:
Ampal	$203,038		$19,777	$19,390	$163,871
Gadot:
Vessels	$66,878		$15,111	$6,033	$45,734
Other	$60,482		$14,652	$15,832	$29,998
012 (*)	$161,413		$38,205	$38,673	$84,535
Debentures	$269,912		$60,724	$96,155	$113,033
Total	$1,020,115	$258,392	$148,469	$176,083	$437,171

(*) These amounts will be disposed of upon the closing of the sale agreement of 012.

(**) Out of which $19.8 million will be disposed of upon the closing of the sale agreement of 012.

Over the next 12 months the Company intends to refinance or rollover approximately $258 million in indebtedness maturing over such 12-month period.  The Company and its subsidiaries have loans of $103 million, which by their terms give the Company the sole option to extend the facilities as long as the Company is not in breach of its obligations under the credit agreements.  The Company also has short-term bank credit of approximately $71 million for financing the current activities of the Company, such as working capital and current operations, and, consistent with Israeli practice, is renewed on a regular basis.  However, there is no contractual obligation for the banks to renew these short-term loans.  The Company is not aware of any change in the Company's financial condition which is likely to result in the banks electing not to renew these short-term credit facilities (including, but not limited to, meeting the covenants in the loan agreements).  Management believes that similar debt under similar terms is readily available from other banking institutions in Israel to the extent any bank in the Company’s current banking group does not participate further.  The Company has an additional $84 million of short-term current debt obligations. The Company anticipates using a portion of its $55.0 million of cash and marketable securities and its operating cash flows (including those resulting from its recent acquisitions of 012 Smile and ADPO in 2010) and the Company intends to renew or refinance during the next 12 months. To the extent the Company cannot refinance any of the foregoing indebtedness with the current financing banks, the Company will turn to other banks and/or the financial markets, such as by publicly offering debentures in Israel, which the Company has done in the past.

As of September 30, 2010, the Company had issued guarantees in the aggregate principal amount of $44.4 million. These include:

1.
A $8.7 million guarantee on indebtedness incurred by Bay Heart in connection with the development of property. There can be no guarantee that Bay Heart will generate sufficient cash to repay its outstanding indebtedness without relying on the Company’s guarantee.

2.	A $27.8 million guarantee of outstanding indebtedness of Gadot.

3.	A $7.9 million guarantee of outstanding indebtedness of 012 Smile.

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

As of September 30, 2010, the Company had open foreign currency forward exchange contracts to purchase U.S. Dollars and sell Euros in the amount of $1.7 million.

FORWARD LOOKING STATEMENTS

This Quarterly Report (including but not limited to factors discussed above, in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this Quarterly Report on Form 10-Q) includes forward-looking statements (within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) and information relating to the Company that are based on the beliefs of management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this Quarterly Report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events or future financial performance of the Company, the outcome of which is subject to certain risks and other factors which could cause actual results to differ materially from those anticipated by the forward-looking statements, including among others, the economic and political conditions in Israel and the Middle East and the global business and economic conditions in the different sectors and markets where the Company’s portfolio companies operate.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS AND SENSITIVITY ANALYSIS

The Company is exposed to various market risks, including changes in interest rates, foreign currency exchange rates, index rates and equity price changes. The following analysis presents the hypothetical loss in earnings, cash flows and fair values of the financial instruments which were held by the Company at September 30, 2010, and are sensitive to the above market risks.

During the nine months ended September 30, 2010, there have been no material changes in the market risk exposures facing the Company as compared to those the Company faced in the fiscal year ended December 31, 2009.

Interest Rate Risks

On May 15, 2008, the Company entered into a swap agreement with respect to its Series B debentures, in the principal amount of $134.3 million, due 2016. As a result of this agreement the Company is currently paying an effective annual interest rate of LIBOR plus 5.12% on $43.9 million of these debentures, as compared to the original 6.6% fixed annual interest rate which is linked to the CPI.

On April 1, 2009, the Company entered into a interest rate swap agreement with respect to its loan to finance the purchase of Gadot in the principal amount of $43.7 million, due 2019. As a result of this agreement the Company is currently paying a fixed annual interest rate of 2.95% as compared to LIBOR in the original loan agreement.

As of September 30, 2010, the value of the currency swap's contracts resulted in $3.7 million in other assets, $1.5 million in other liabilities and $0.9 million in interest and translation expenses.

As of September 30, 2010, the Company had financial assets totaling $105.2 million and financial liabilities totaling $1,019.6 million. For fixed rate financial instruments, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate financial instruments, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

As of September 30, 2010, the Company did not have fixed rate financial assets and had variable rate financial assets of $105.2 million. A ten percent decrease in interest rates would not increase the unrealized fair value of the fixed rate assets.

As of September 30, 2010, the Company had fixed rate debt of $387.3 million and variable rate debt of $632.3 million. A ten percent decrease in interest rates would increase the unrealized fair value of the financial debts in the form of the fixed rate debt by approximately $7.2 million.

The net decrease in earnings and cash flows for the next year resulting from a ten percent interest rate increase would be approximately $0.9 million, holding other variables constant.

Foreign Currency Exchange Rate Sensitivity Analysis

The Company’s exchange rate exposure on its financial instruments results from its investments and ongoing operations. As of September 30, 2010, the Company had open foreign currency forward exchange contracts to purchase U.S. Dollars and sell Euros in the amount of $1.7 million. Holding other variables constant, if there was a ten percent devaluation of each of the foreign currencies, the Company’s cumulative translation loss reflected in the Company’s accumulated other comprehensive loss would increase by $7.6 million, and regarding the statements of operations, a ten percent increase in the U.S. Dollar exchange rate would result in a net increase in losses and cash flows of $23.7 million, and a ten percent increase in the Euro exchange rate would result in a net increase in losses and cash flows of $8.1 million.

On May 15, 2008, the Company entered into a swap agreement with respect to its Series B debentures, in the principal amount of $165.7 million, due 2016. As a result of these agreements the Company is currently paying an effective annual interest rate of LIBOR plus 5.12% on $43.9 million of these notes, as compared to the original 6.6% fixed annual interest rate which is linked to the CPI. As of September 30, 2010, the value of the currency swap resulted in $3.7 million in other assets and $2.1 million in translation gain.

On April 1, 2009, the Company entered into an interest rate swap agreement with respect to its loan to finance the purchase of Gadot in the principal amount of $43.7 million, due 2019. As a result of this agreement the Company is currently paying a fixed annual interest rate of 2.95% as compared to a LIBOR in the original loan agreement. As of September 30, 2010, the value of the currency swap resulted in $1.5 million in other liabilities and $3.1 million in interest expense.

Equity Price Risk

The Company’s investments at September 30, 2010 included trading marketable securities which are recorded at a fair value of $0.4 million, including a net unrealized gain of $0.1 million, and $0.5 million of trading securities that are classified as available for sale, including a net unrealized loss of $0.3 million. Those securities have exposure to equity price risk. The estimated potential loss in fair value resulting from a hypothetical ten percent decrease in prices quoted on stock exchanges is approximately $0.1 million. There would be no impact on cash flow resulting from a hypothetical ten percent decrease in prices quoted on stock exchanges.

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

For information on the legal proceedings, please see Note 15 to the financial statements incorporated in this Form 10-Q.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)	Exhibits:

10.1	Stock Purchase Agreement between Merhav-Ampal Energy Ltd. and Partner Communications Company Ltd., dated October 13, 2010.

11.1	Schedule Setting Forth Computation of Earnings Per Share of Class A Stock.

31.1	Certification of Yosef A. Maiman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Irit Eluz pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Yosef A. Maiman and Irit Eluz pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Zahi Ben-Atav
VP Accounting and Controller
(Principal Accounting Officer)

Date: November 7, 2010

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

Exhibit Index

Exhibit No.	Description

10.1	Stock Purchase Agreement between Merhav-Ampal Energy Ltd. and Partner Communications Company Ltd., dated October 13, 2010.

11.1	Schedule Setting Forth Computation of Earnings Per Share of Class A Stock.

31.1	Certification of Yosef A. Maiman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Irit Eluz pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Yosef A. Maiman and Irit Eluz pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.