Form 10-K
period 2010-12-31
AMPAL-AMERICAN ISRAEL CORP
filed 2011-03-17
CIK 731859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

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

Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐   No ☒

The aggregate market value of the registrant’s voting stock held by non – affiliates of the registrant on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter was $33,396,035 based upon the closing market price of such stock on that date. As of February 24, 2010, the number of shares outstanding of the registrant’s Class A Stock, its only authorized and outstanding common stock, is 56,133,764.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
OF AMPAL-AMERICAN ISRAEL CORPORATION

PART I

ITEM 1.	BUSINESS

INTRODUCTION

As used in this annual report on Form 10-K (this “Report”), the term “Ampal” or “registrant” refers to Ampal-American Israel Corporation. The terms “Company,” "we" or "us" refer to Ampal and its consolidated subsidiaries. The term "NIS" refers to New Israeli Shekels.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (including but not limited to factors discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this Report) includes forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to the Company that are based on the beliefs of management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this Report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events or future financial performance of the Company, the outcome of which is subject to certain risks and other factors which could cause actual results to differ materially from those anticipated by the forward-looking statements, including among others, the economic and political conditions in Israel, the Middle East, including the situation in Egypt, and in the global business and economic conditions in the different sectors and markets where the Company’s portfolio companies operate. These risks and uncertainties include, but are not limited to, those described in “Item 1A - Risk Factors” and elsewhere in this Report and those described from time to time in our future reports filed with the Securities and Exchange Commission ("SEC").

SHOULD ANY OF THOSE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS OR OUTCOMES MAY VARY FROM THOSE DESCRIBED THEREIN AS ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED. SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS IN THIS PARAGRAPH AND ELSEWHERE DESCRIBED IN THIS REPORT AND OTHER REPORTS FILED WITH THE SEC. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS.

Overview

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

The Company’s strategy is to invest opportunistically in undervalued assets with an emphasis in the following fields: Energy, Chemicals, Real Estate, Project Development and Leisure-Time. We believe that past experience, current opportunities and a deep understanding of the above-referenced sectors both domestically in Israel and internationally will allow the Company to bring high returns to its shareholders. The Company emphasizes investments which have long-term growth potential over investments which yield short-term returns.

The Company provides its investee companies with ongoing support through its involvement in the investees’ strategic decisions and introduction to the financial community, investment bankers and other potential investors both in and outside of Israel.

Significant Developments

Sale of 012 Smile

On January 31, 2010, Ampal, through its indirect wholly owned subsidiary Merhav Ampal Energy Ltd. (“MAE”) and MAE's wholly owned subsidiary 012 Smile Telecom Ltd. ("012 Smile," formerly Ampal Investments and Communications 2009 Ltd.), closed the transaction to purchase then current on-going business of 012 Smile Communications Ltd. (“012”), pursuant to an Asset Purchase Agreement (the "012 Agreement") between MAE (on behalf of 012 Smile) and 012, dated November 16, 2009, as amended on January 26, 2010 ("012 Acquisition") for NIS 1.2 billion (approximately $322 million).

On October 13, 2010, MAE and 012 Smile entered into a Share Purchase Agreement (the "Share Purchase Agreement") with Partner Communications Company Ltd. ("Partner"), whereby MAE agreed to sell all of the outstanding shares of 012 Smile for an aggregate purchase price of approximately NIS 690 million (approximately $190 million), of which approximately NIS 40 million (approximately $11 million) was paid and is to be paid through an assignment of a third party receivable to MAE ("012 Sale").   As part of the 012 Sale, Partner has also agreed to assume approximately NIS 800 million (approximately $225.4 million) of the total debt of 012 Smile. The 012 sale closed on March 3, 2011.

Ampal expects to record a gain before tax of approximately NIS 220 million ($60 million) from the 012 Sale.

EMG Pipeline

From February 5, 2011 to March 15, 2011 the natural gas system connecting Al-Arish, Egypt with the Katzaa terminal near Ashkelon, Israel (the “Pipeline”), operated by East Mediterranean Gas Company, S.A.E., an Egyptian joint stock company in which the Company holds a 16.8% interest as indicated on the Company’s financial statements (“EMG”), suffered an interruption in gas supply from Egypt due to an explosion in a facility serving a nearby pipeline.

In connection with the preparation of the financial statements for the first quarter of 2011, the Company will review the situation at such time to determine what, if any, changes are required in the Company's financial statements with respect to EMG.

Gadot

On July 1, 2010, Gadot Chemical Tankers and Terminals Ltd. ("Gadot") entered into an assignment and assumption agreement (the “Assignment Agreement”) with its wholly owned subsidiary Gadot Sales and Distribution Ltd. (“Gadot Sales”), whereby Gadot assigned to Gadot Sales all of its rights and obligations under the previously disclosed stock purchase agreement with Mr. Yosef A. Maiman, the Chairman, President and CEO of the Company, to purchase all of the issued share capital (the “Shares”) of Merhav Agro Ltd. (“Agro”).  Pursuant to the terms of the stock purchase agreement, Mr. Maiman was given notice of the assignment.  The acquisition closed on July 1, 2010, and Gadot Sales purchased the Shares from Mr. Maiman for a purchase price of NIS 108,000,000 (approximately $28.7 million), subject to certain post-closing working capital adjustments and adjustments for changes in Agro’s indebtedness between signing and closing. To fund the purchase price, Gadot Sales obtained a short term credit facility in the aggregate principal amount of NIS 108,000,000 (approximately $28.7 million) from Israel Discount Bank Ltd.  Gadot Sales intends to replace part of the short term credit facility with long term financing from Israeli banks.

On August 20, 2010, Gadot, through its subsidiary, completed the purchase of the entire issued and outstanding share capital of ADPO Ghent N.V. (“ADPO”) for a purchase price of €30,000,000 (approximately $38.1 million).  ADPO obtained a long term credit facility from Israel Discount Bank Ltd. for the financing of the purchase price. ADPO owns and operates a chemical storage terminal in Ghent, Belgium, over an area of 25 hectares of land, with a storage capacity of approximately 100,000 cubic meters. The Company believes that the acquisition will allow Gadot to expand its global business and maximize its ability to deliver products and services worldwide.

Series C Debentures

On September 13, 2010, Ampal completed a public offering in Israel of NIS 170 million (approximately $45 million) aggregate principal amount of Series C Debentures due 2019. The debentures are linked to the Israeli consumer price index (the "Israeli CPI") and carry an annual interest rate of 6.95%.

Investee Companies by Industry Segment

Listed below by industry segment are all of the substantial investee companies in which Ampal had ownership interests as of December 31, 2010, the principal business of each and the percentage of equity owned, directly or indirectly, by Ampal. Further information with respect to our significant investee companies is provided after the following table. For industry segment financial information and financial information about foreign and domestic operations, see Note 18 to Ampal’s consolidated financial statements included in this Report for the fiscal year ended December 31, 2010.

Industry Segment	Principal Business	Percentage as of December 31, 2010(1)

Chemicals
Gadot Chemical Tankers and Terminals Ltd.	Chemical Sales, Storage, Shipping, Transport and Distribution	100.0

Energy
East Mediterranean Gas Company	Natural Gas Provider & Pipeline Owner	12.5	(2)
Global Wind Energy	Renewable Energy	50.0

Real Estate
Bay Heart Ltd.	Shopping Mall Owner/Lessor	37.0

Leisure-Time
Country Club Kfar Saba Ltd.	Country Club Facility	51.0

Finance
Ampal Energy Ltd	Holding Company	100.0
Merhav Ampal Energy Ltd	Holding Company	100.0
Ampal (Israel) Ltd.	Holding Company	100.0
Ampal Holdings (1991) Ltd.	Holding Company	100.0

Telecommunications
012 Smile	Broadband and traditional voice services	100.0

(1)	Based upon current ownership percentage. Does not give effect to any potential dilution.

(2)
8.2% of which is held directly and 4.3% of which is held through Merhav Ampal Energy Holdings, LP, an Israeli limited partnership, which is a joint venture between Ampal, the Israel Infrastructure Fund and other institutional investors.

Chemicals

Gadot

General

Gadot, a wholly owned subsidiary of Ampal (99.99% on a fully diluted basis), was founded in 1958 as a privately held Israeli company with operations in distribution and marketing of liquid chemicals for raw materials used for industrial purposes. Since then, Gadot has expanded into a group of companies, which currently forms Israel’s leading chemical distribution organization. Through its subsidiaries, Gadot ships, stores, and distributes liquid chemicals, oils, and a large variety of materials to countries across the globe, with an emphasis on Israel and Western Europe. In our description of Gadot’s business operations, the term “Gadot” refers to Gadot and its consolidated subsidiaries. Gadot listed its shares for trade on the Tel Aviv Stock Exchange  ("TASE") in 2003 and was delisted from trade on October 16, 2008, following Ampal's successful tender offers to purchase Gadot's shares not already owned by Ampal.

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

Gadot’s operations are divided into three main service sectors:

•	Importing, marketing and sale of chemicals and other raw materials in Israel and Europe;

•	Shipping, primarily between the European ports of the Atlantic Ocean and the Mediterranean seaport and Agency Services for Shipping Companies and Docked Ships; and

•	Logistical services in Israel and Europe.

These service sectors are synergistic and complimentary, so that Gadot provides its customers with a full range of services, from acquiring chemicals based on a customer’s needs, logistical handling including shipping and transport, offloading, storage and delivery. Members of the Gadot group of companies also provide services for other members of the group, strengthening the group as a whole.

Gadot revenues for 2010 totaled approximately $497 million compared to approximately $415 million in 2009. The 20% increase in revenues is mainly the result of the following factors:

•	Signs of growth in the markets, especially in Europe, led to an increase in sold quantities;

•	Our prices increased as a result of a general increase in commodity price;

•	Our acquisition of two companies: Merhav Agro Ltd. and ADPO Ghent N.V. which contributed to revenues; and

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

•	sale and marketing of plant protection products, plant growth regulators and seeds;

•	sale and marketing of fine chemical agents used in research laboratories and biochemical industries and marketing of laboratory equipment; and

•	sale and marketing of inorganic chemicals.

The chemicals that Gadot handles are in many cases poisonous or hazardous and require Gadot to obtain permits for handling poisonous materials. Special permits are also obtained from environmental authorities, fire safety authorities and other governmental bodies for handling hazardous or flammable substances. Gadot conducts inspections and quality assurance testing and provides its employees with training and equipment necessary for working with hazardous and poisonous substances. Gadot has qualified for and received the ISO-9001:2000 quality standard for its quality assurance in chemical and liquid matter transport and distribution, as well as the ISO 14001:2004 quality standard for its environmental management system.

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

Sales, marketing and distribution are conducted by sales teams consisting of Gadot employees, who are constantly in touch with existing customers and who also actively seek out new markets and customers. Sales are made by purchase orders which subsequently are supplied from the existing stock of Gadot. A relatively small percent of sales is made via backlog orders.

The chemical market is very competitive and Gadot has many competitors in Israel, Europe and other countries. Gadot’s competitors include sales agents of large chemical manufacturers, small importers and factories that import materials themselves for their own use. There is ample competition in marketing chemicals packaged in barrels and jugs or in ISO-tanks (special containers used to transport liquid matter), since these do not require investment in special storage facilities, which makes it easier for competitors to enter the market.

Gadot’s main advantages over its competition in the chemical market are due to:

•	its ability to provide full door-to-door logistical services to its customers, from purchase, shipping and storage, to land transport to the customer’s factory;

•	its ability to purchase and maintain surplus in large quantities of different chemicals ready for sale in a variety of packaging types and sizes;

•	ownership of the only chemical fluids terminal in Israel, capable of providing storage and transport;

•	decades of experience in the field;

•	stable, long term relationships with existing customers;

•	the quality of products supplied by it and the reputation and goodwill of its suppliers; and

•	professional support provided by suppliers and by Gadot for its products.

Gadot’s main disadvantages in the chemical market are (i) the market consisting of highly sophisticated customers that are very knowledgeable of product pricing and alternatives from competitors, which makes it hard to increase profitability and (ii) the holding costs involved in purchasing and maintaining large quantities in surplus for immediate supply.

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

Shipping

Gadot provides its customers (including subsidiaries within the Gadot group of companies) with shipping services, shipping liquid chemicals in tanker ships both to and from Israel. As of December 31, 2010, Gadot uses a fleet of 9 vessels, of which 7 are leased and 2 are owned by Gadot, with loading capabilities ranging from 8,000 tons to 17,000 tons. The total capacity of Gadot’s fleet as of December 31, 2010, was approximately 101,000 tons. The main shipping lines operated by Gadot are Israel to Northern Europe and Israel to United States, with many interim stops in Europe's Atlantic seaports and in Mediterranean seaports. Gadot also provides logistical support for ships anchored in the ports of Haifa and Ashdod in Israel. These services include coordination of all technical procedures while in port, such as payment of port fees, care of the crew and providing ships with supplies.

Gadot has contracted a shipyard for the construction of four additional vessels built with a loading capability of 16,600 each, for a consideration of approximately $27 million per vessel. First vessel was delivered at the end of December, these days it is finalizing sea trial. The first vessel will be operative at the second half of 2011. The second vessel will be launched during the second quarter of 2011, and it is expected to be delivered during the first quarter of 2012. The other two vessels will be delivered during 2012 and 2013.

Gadot’s fleet is subject to strict international regulations with regard to safety of shipping hazardous chemicals and environmental protection of the seas which mainly provide standards for ship conditions and maintenance and crew safety and training. In order to comply with these strict standards and to fulfill customer demand for compliance, all the ships used in Gadot’s fleet are double hulled and the tanks used for chemical storage are made of stainless steel, which reduces the danger of corrosion and leakage. All ships in the fleet are managed by companies with the experience and knowledge necessary to comply with such regulations and they are inspected by the relevant authorities at least once a year for deficiencies. If a ship is not in compliance with such regulatory standards, it is not permitted to set sail until all deficiencies are remedied.

During 2008 shipping prices gradually rose, although they decreased towards the end of the year. The price of ship fuel rose during the first half of 2008 and decreased substantially during the second half of the year. During 2009 the chemical carrier sector has been suffering from limited growth in demand and stagnant freight rates which resulted in decreased profitability. In 2010 rates were at or above 2009 levels and earnings were down as a consequence of higher bunker prices, reflecting eroded fundamentals – in particular the impact of the downturn in the products carrier market since the beginning of 2009.

There are a number of critical factors necessary for succeeding in the chemical shipping business, including:

•	managing a modern fleet of ships capable of transporting a variety of chemicals with a variety of different capacities in order to meet customer needs and strict regulation;

•	availability of ships on the various shipping lines;

•	professional operation of cargo in order to increase efficiency and safety;

•
having a strategy of buying or leasing ships at low prices, while entering into long-term shipping contracts with customers at high prices in order to minimize exposure to changes in the shipping market and to increase profitability;

•	creating and maintaining strategic relationships with key customers; and

•	cooperating with other companies operating in the field in order to increase the number of ships working the same line or market and to penetrate new markets.

Competition in the field of shipping is concentrated mainly in the availability of ships and the price of transport. Larger shipping companies have an advantage over smaller ones because they have a greater number of ships and ships of higher quality. Therefore, the large companies are usually chosen by customers with large scale shipping needs for long-term periods of time. The mid-size and small shipping companies usually compete for ‘spot’ shipping assignments. Most of Gadot’s competitors in this service sector are shipping companies of the same size as Gadot. Gadot’s success is dependent to a large extent on the shipping fees it charges its customers and on its ability to lease ships at reasonable costs. Gadot’s main strengths over its competitors are its steady lines to Israeli ports, along the Mediterranean Sea and from Europe to Central America, and its new and modern fleet. Its main weakness is in international shipping lines, where its competitors have larger fleets capable of providing more frequent service.

Most of Gadot’s shipping contracts are for periods of between one to five years, some with options to extend the term. The remainder of its contracts are made on an ad hoc basis. Gadot has two open term contracts that may be terminated with the consent of the parties. These shipping contracts are drafted according to a global standard called a “Tanker Voyage Charter Party” contract. These contracts state the shipping fee and quantity and provide other standard terms, such as type of goods, size, handling instructions, port of loading and off-loading, loading and off-loading time, late fees, time tables, jurisdiction and insurance. These contracts also incorporate by reference the provisions of certain standardized shipping contracts.

Gadot leases the vessels in its fleet according to “Time Charter Party” contracts, which provide for the lease of a ship together with its crew. These contracts are drafted according to a global standard, except for certain specific terms, such as the lease period and fees. The average lease period of ships in the Gadot fleet is from one to three years, usually with an option to extend the term. The lease fee may fluctuate based on market conditions, or renewal or exit points in the contract. These contracts usually provide for the state of the vessel upon delivery to the lessee, maintenance requirements, indemnification to the owners, permission to sub-lease, insurance, inspection rights, compliance with technical specifications and jurisdiction. Sometimes such contracts include an option to purchase the ship at previously agreed terms. Vessels are operated commercially by the lessee, by designating shipping lines and cargo for the vessel, while the lessor operates the technical aspects of running the ship and its crew.

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

•	Storage - storage of customers’ materials in storage facilities, often under specialized conditions (such as temperature control, etc.);

•	Transport - complete door-to-door service, from arrival of goods in port, storage, packaging and delivery to the final destination; and

•	Packaging - packaging of dry and liquid chemicals in barrels, containers or sacks.

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

Gadot owns and operates a chemical storage terminal over an area of 25 hectares of land, with a storage capacity of approximately 100,000 cubic meters.

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

This sector has experienced growth in recent years in Western Europe, since an increasing number of companies and manufacturers prefer to outsource their logistical operations due to the strict regulatory requirements. During 2009, this sector also suffered from the world recession as its customers reduced their logistical operations activities.

Some of the main criteria for success in this service sector are: (i) location of storage facilities near industrial factories or seaports, (ii) wide geographic spread of facilities and (iii) the ability to provide quality service in an all-inclusive manner.

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

Logistical Operations in Israel

The logistical services provided by Gadot in Israel include:

•	land transport;

•	storage, loading and off-loading of materials; and

•	ISO-tank transportation.

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

Gadot faces much competition in this field, and it currently holds an estimated Israeli market share of 15% to 17%.

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

Energy

EMG

EMG organized in 2000 in accordance with the Egyptian Special Free Zones system, has been granted the right to export 7.0 BCM/year of natural gas from Egypt to Israel, other locations in the East Mediterranean basin and to other countries. EMG has linked the Israeli energy market with the Egyptian national gas grid via an East Mediterranean pipeline with the first gas delivery occurring in May 2008. EMG is the developer, owner and operator of the pipeline and its associated facilities on shore in both the point of departure at El Arish, Egypt and the point of entry in Ashkelon, Israel.

As of today, EMG has entered into gas supply contracts as detailed in the following table:

Client	Billion Cubic Meters (“BCM”) (annually)	Term
Israel Electric Corp.	2.1	15 years (+5 years)
Israel Corporation Ltd.	1.4	20 years
Dorad Energy Ltd.	0.75	17 years (+5 years)
Other Contracts	0.55
Total	4.8
Signed Options	1.5
Total including Option	6.3

From February 5, 2011 to March 15, 2011 the supply of gas to EMG, and therefore to EMG’s Israeli clients, was interrupted due to a damage in a small portion of a GASCO (the Egyptian gas transport company) pipeline serving EMG resulting from an explosion and subsequent fire in a metering station along a separate GASCO owned and operated gas pipeline from Egypt to Jordan. Neither EMG's site nor EMG's pipeline were damaged as the affected GASCO station is not a part of the EMG pipeline system and is located some 30 kilometers (about 18.6 miles) from the EMG site.

EMG is in the process of negotiating several additional agreements covering much of the anticipated 7.0 BCM annually earmarked for the Israeli market. This project is governed by an agreement signed between Israel and Egypt which designates EMG as the authorized exporter of Egyptian gas, secures EMG’s tax exemption in Israel and provides for the Egyptian government’s guarantee for the delivery of the said 7 BCM/year gas to the Israeli market.

In November 2007, Ampal and the Israel Infrastructure Fund ("IIF"), leading a group of institutional investors ("Investors"), purchased a 4.3% interest in EMG, through Merhav Ampal Energy Holdings, LP, an Israeli limited partnership (the “Joint Venture”), from Merhav for a purchase price of approximately $95.4 million, using funds provided by the Investors. In addition to the Joint Venture’s purchase from Merhav, Ampal contributed into the Joint Venture an additional 4.3% interest in EMG already held by Ampal. The Joint Venture now holds a total of 8.6% of the outstanding shares of EMG. Ampal’s contribution was valued at the same price per EMG share as the Joint Venture’s purchase. This amount is equivalent to the purchase price (on a per share basis) paid by Ampal for its December 2006 purchase of EMG shares from Merhav.

As of December 31, 2010, the Company’s Financial Statements reflect a 16.8% interest in shares of EMG, with 8.2% held directly and 8.6% held through the Joint Venture (of which Ampal owns 50%). For more information concerning our interest in EMG, please see “Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations” below.

Global Wind Energy Ltd. ("GWE")

In November 2007, MAE and Clal Energy, LP (“Clal”), an Israel-based limited partnership, formed GWE, a company that focuses on the new development and acquisition of controlling interests in renewable energy, including wind energy projects outside of Israel. GWE, owned equally by Clal and the Company through MAE, seeks to either develop or acquire wind energy opportunities. GWE’s current projects are the development of wind farms in Greece and Poland. During 2010, GWE received a production license for 2 projects for a total capacity of approximately 60MW wind farms, and a 10MW photovoltaic project, all in Greece. The Company has approved a Euro 25 million investment budget for these projects.

As of December 31, 2010, the Company has cumulatively invested $4.4 million in GWE, which is included in our Investments.

Sugarcane Ethanol Production Project

On December 31, 2009, Ampal signed an option exercise agreement (the “Exercise Agreement”) with Merhav (M.N.F) Ltd. (“Merhav”) pursuant to which it exercised, subject to certain conditions, its option (the “Option”) to convert Ampal’s existing loan to Merhav (consisting of $20 million of principal plus accrued interest) (the “Loan”) into a 25% equity interest in the sugarcane ethanol production project in Colombia (the “Project”) being developed by Merhav. The Loan is evidenced by an Amended and Restated Promissory Note, dated December 25, 2008 (the “Note”), issued by Merhav in favor of Ampal, and is secured by Merhav’s pledge of its shares of Class A Stock of Ampal, pursuant to that certain Pledge Agreement, dated December 24, 2007, between Merhav and Ampal (the “Pledge Agreement”). Merhav’s obligations under the Note are guaranteed by Mr. Yosef A. Maiman pursuant to a personal guaranty, dated as of December 25, 2008 (the “Guaranty”). The Option is evidenced by an Option Agreement, dated December 25, 2007, between Merhav and Ampal, as amended on December 25, 2008 (the “Option Agreement”). The Loan, Option and related transactions are summarized in the Company's previously filed annual and periodic reports.

Pursuant to the Exercise Agreement, the conversion of the Loan into a 25% equity interest in the Project will take the form of the issuance to Ampal of 25% of all of the issued and outstanding equity interests in Merhav Renewable Energies Limited, a Cyprus corporation and subsidiary of Merhav (“Merhav Energies”). The purchase price for the 25% equity stake in Merhav Energies, to be paid at closing, is the outstanding balance of the Note on December 31, 2009, or approximately $22.3 million. The closing of the purchase of the 25% equity stake and the conversion of the Loan is subject to, among other things, (i) the initial disbursement of (or other evidence of) long term debt financing for the Project obtained from Banco do Brasil or any other unaffiliated third party lender (the date such financing is obtained, the “Qualified Financing Date”), (ii) the payment in full of all outstanding amounts due and payable under the Note, and (iii) the delivery at closing of the Shareholders’ Agreement (as defined below) by Merhav and Ampal, setting forth certain agreements relating to the governance of Merhav Energies. At closing, the Note and the Guaranty shall be cancelled and the pledge of Merhav’s shares of Class A Stock under the Pledge Agreement shall be released. The closing was to occur on the Qualified Financing Date or as soon as practicable thereafter, but no later than December 31, 2010 (the "Termination Date"). Since the Qualified Financing Date did not occur prior to December 31, 2010, on December 31, 2010, the parties amended the Exercise Agreement such that the Termination Date and the maturity date of the Note was extended to December 31, 2011. On December 31, 2010 all the rights and obligations of Ampal in the Project were assigned to MAE.

The Exercise Agreement contains other customary closing conditions, as well as customary representations and warranties.

Pursuant to the Exercise Agreement, the Note was amended to extend its maturity date to the earlier of the Qualified Financing Date or December 31, 2011. Additionally, Merhav and Ampal have agreed that, under certain circumstances, each will arrange for loans to Merhav Energies from time to time through third parties, directly or indirectly, for up to $15 million.

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

Merhav is a multinational corporation with interests in a range of sectors, including energy, infrastructure projects and agriculture. Merhav is a significant shareholder of Ampal and is wholly owned by Mr. Yosef A. Maiman, the President, CEO and member of the controlling shareholder group of Ampal. Because of the foregoing relationship, a special committee of the Board of Directors of Ampal composed of Ampal’s independent directors negotiated and approved the transaction. Houlihan Lokey Financial Advisors, Inc., which has been retained as financial advisor to the special committee, advised the special committee on this transaction.

Telecommunications – 012 Smile

As a result of the 012 Sale, the results of operations of 012 Smile are reported as discontinued operations and the consolidated results from continuing operations do not include revenues and expenses attributable to 012 Smile. The operations of 012 Smile comprised, until consummation of the 012 Sale, one of our principal activities during most of 2010. As a result of the 012 sale, the Company no longer has a Telecommunication segment.

Real Estate – Bay Heart

Bay Heart Ltd. ("Bay Heart") was established in 1987 to develop and lease a shopping mall by the name of Cinemall (the “Mall”) in the Haifa Bay area. Haifa is the third largest city in Israel. The Mall, which opened in May 1991, is a three-story facility with approximately 280,000 square feet of rentable space. The Mall is located at the intersection of two major roads and provides a large mix of retail and entertainment facilities. In 2008, the Mall completed extensive renovations, including the construction of a new complex of 23 movie theaters and entertainment facilities. The Company owns 37% of Bay Heart.

Leisure-Time – Country Club

Country Club Kfar Saba Ltd. ("Kfar Saba") operates a country club facility (the “Club”) in Kfar Saba, a town north of Tel Aviv. Kfar Saba holds a long-term lease to the real estate property on which the Club is situated. The Club’s facilities include swimming pools, tennis courts and a club house.

The Club, which has a capacity of 2,000 member families, operated at full capacity for the 2010 season. The Company owns 51% of Kfar Saba.

EMPLOYEES

The executive officers of Ampal are listed in “Item 10-Directors, Executive Officers and Corporate Governance” below.

As of December 31, 2010:

•	Ampal (Israel) Ltd. and Merhav Ampal Energy Ltd. had 25 employees;

•	012, a wholly owned subsidiary of Ampal, had 735 employees and 1,008 hourly based employees;

•	Gadot, a wholly owned subsidiary of Ampal, had 795 employees; and

•	Country Club Kfar Saba Ltd. had 6 employees and 97 hourly based employees.

Relations between the Company and its employees are satisfactory.

CONDITIONS IN ISRAEL

Most of the companies in which Ampal directly or indirectly invests conduct their principal operations in Israel and are directly affected by the economic, political, military, social and demographic conditions there. A state of hostility, varying as to degree and intensity, exists between Israel and the Arab countries and the Palestinian Authority (the “PA”). Israel signed a peace agreement with Egypt in 1979 and with Jordan in 1994. Since 1993, several agreements have been signed between Israel and Palestinian representatives regarding conditions in the West Bank and Gaza. While negotiations have taken place between Israel, its Arab neighbors and the PA to end the state of hostility in the region, it is not possible to predict the outcome of these negotiations and their eventual effect on Ampal and its investee companies. Hamas, an Islamist movement, won the majority of the seats in the Parliament of the PA in January 2006 and took control of Gaza by force in June 2007. During the summer of 2006, Israel waged a war with the Hezbollah movement in Lebanon, which involved thousands of missile strikes in Northern Israel. Since June 2007, thousands of missiles have been fired from Gaza at population centers in southern Israel, leading to an armed conflict between Israel and Hamas in January 2009. In the meantime, Iran has threatened to attack Israel and is widely believed to be developing nuclear weapons. More recently, in early 2011, riots in Tunisia, Egypt and Libya have led to severe political instability in these and other countries in the Middle East. This security situation has had, and may in the future have, an adverse effect on Israel’s economy, primarily in the relevant geographic areas. See “Item 1A - Risk Factors” below for a further discussion of the possible impact of the political and military situation in Israel and the Middle East on the Company.

All male adult citizens and permanent residents of Israel under the age of 45 are obligated, unless exempt, to perform military reserve duty annually. Additionally, all these individuals are subject to being called to active duty at any time under emergency circumstances. Some of the officers and employees of Ampal’s investee companies are currently obligated to perform annual reserve duty. While these companies have operated effectively under these requirements since they began operations, Ampal cannot assess the full impact of these requirements on their workforce or business if conditions should change. In addition, Ampal cannot predict the effect on its business in a state of emergency in which large numbers of individuals are called up for active duty.

CERTAIN UNITED STATES AND ISRAELI REGULATORY MATTERS

SEC Exemptive Order

In 1947, the SEC granted Ampal an exemption from the Investment Company Act of 1940, as amended (the “1940 Act”), pursuant to an Exemptive Order. The Exemptive Order was granted based upon the nature of Ampal’s operations, the purposes for which it was organized, which have not changed, and the interest of purchasers of Ampal’s securities in the economic development of Israel. There can be no assurance that the SEC will not reexamine the Exemptive Order and revoke, suspend or modify it. A revocation, suspension or material modification of the Exemptive Order could materially and adversely affect the Company unless Ampal obtains other appropriate exemptive relief. In the event that Ampal becomes subject to the provisions of the 1940 Act, it could be required, among other matters, to make changes, which might be material, to its management, capital structure and methods of operation, including its dealings with principal shareholders and their related companies.

ISRAELI TAX INFORMATION

Ampal (to the extent that it has income derived in Israel) and Ampal’s Israeli subsidiaries are subject to taxes imposed under the Israeli Income Tax Ordinance. The corporate tax rate in Israel was 25% for the 2010 tax year and was reduced to 24% for the 2011 tax year . Following Amendment No. 171 to the Israeli Income Tax Ordinance, which was published on July 23, 2009, the corporate tax rate is scheduled to be reduced as follows: 23% for the 2012 tax year, 22% for the 2013 tax year, 21% for the 2014 tax year, 20% for the 2015 tax year and 18% for the 2016 tax year and thereafter. The Israeli tax rate on capital gains derived by a corporation after January 1, 2003, is generally equal to the corporate tax rate in the tax year it is derived, e.g. 25% for the 2010 tax year, 24% for the 2011 tax year and as stated above, scheduled to be gradually reduced to 18% in the 2016 tax year and thereafter. However, certain exemptions from capital gains tax may apply to non-Israeli resident corporations.

A tax treaty between Israel and the United States became effective on January 1, 1995 (the“Treaty”). The Treaty has not substantially affected the tax position of the Company in either the United States or in Israel.

Under Israeli domestic law Ampal, as a non-resident, is generally subject to withholding tax at a rate of 25% on dividends it receives from Israeli companies or 20% for dividends received from Israeli publicly traded companies. This rate may be reduced to either 15% or 12.5% (under Israeli law and/or the provisions of the Treaty), depending on the ownership percentage in the investee company, and on the type of income generated by such investee company from which the dividend is distributed. By contrast, dividends received by one Israeli company from another Israeli company are generally exempt from Israeli corporate tax, unless (i) they arise from income generated from sources outside of Israel, in which case they are generally subject to corporate tax rate (certain tax credits may be available for tax paid or withheld at source) or (ii) they are paid out of the profits of an “approved enterprise” to either residents or non-residents, in which case tax is withheld at a rate of 15%.

Pursuant to an arrangement with the Israeli tax authorities, Ampal’s income from Israeli sources has been taxed based on principles generally applied in Israel to income of non-residents. Ampal has filed agreed upon tax returns with the Israeli tax authorities through the tax year 2008. Based on the tax returns filed by Ampal through 2008, it has not been required to make any additional tax payments in excess of the tax withheld on dividends it has received. In addition, pursuant to Ampal’s arrangement with the Israeli tax authorities, the aggregate taxes paid by Ampal in Israel and in the United States on interest, rent and dividend income derived from Israeli sources has not exceeded the tax which would have been payable by Ampal in the United States had such interest, rent and dividend income been derived by Ampal from United States sources. There can be no assurance that this arrangement will continue to be in effect in the future. This arrangement does not apply to the taxation of Ampal’s Israeli subsidiaries.

Generally, under the provisions of the Israeli Income Tax Ordinance, taxable income from Israeli sources paid to non-residents of Israel by residents of Israel is subject to withholding tax at the rate of 25%, unless a specific exemption is available. However, such rate of withholding tax may be reduced under the Treaty, with respect to certain payments made by Israeli tax residents to U.S. tax residents that qualify for benefits of the Treaty. For example, under the Treaty, the rate of withholding tax applicable on interest is generally reduced to 17.5%. Amendment No. 169 to the Israeli Income Tax Ordinance, effective from January 1, 2009, introduced an exemption from Israeli tax on interest paid to non-residents of Israel on bonds traded on the TASE, provided certain conditions are met. The continued tax treatment of Ampal by the Israeli tax authorities in the manner described above is based, among other things, on Ampal continuing to be treated, for tax purposes, as a non-resident of Israel that is not doing business in Israel.

Under Israeli law, Israeli tax residents are taxed on capital gains generated from sources in Israel or outside of Israel, whereas non-residents are taxable only with respect to gains generated from sources in Israel unless a specific exemption is available or unless a tax treaty between Israel and the shareholder’s country of residence provides otherwise. Capital gains are generally regarded as being from Israeli sources if arising from the sale of assets either located in Israel or which represent a right to assets located in Israel (including gains arising from the sale of shares in companies resident in Israel, and of rights in non-resident entities that mainly represent ownership and rights to assets located in Israel, with regard to such assets). Under the Treaty, U.S. tax residents are subject to Israeli capital gains tax on the sale of shares in Israeli companies if they have held 10% or more of the voting rights in such companies at any time during the 12 months immediately preceding the sale. Since January 1, 1994, the portion of the gain attributable to inflationary differences prior to that date is taxable at a rate of 10%, while the portion of the gain attributable to inflationary differences between such date and the date of disposition of the asset is exempt from tax. Non-residents of Israel may elect to compute the inflationary portion of the gain based on the change in the rate of exchange between Israeli currency and the foreign currency in which the shares were purchased, rather than the change in the Israeli consumer price index. If such election has been made by non-residents of Israel, they may be exempt from the 10% tax on the inflationary gain mentioned above, with respect to the sale of shares in companies that are considered Israeli tax residents. However, beginning January 1, 2006, the section of the Israeli Tax Ordinance under which the regulations providing such tax exemption to non-Israeli residents were promulgated, was rescinded. It is therefore unclear whether this exemption shall continue to be applicable. The remainder of the gain (“Real Capital Gain”), if any, is taxable to corporations at the corporate tax rate, e.g., 25% for the 2010 tax year, 24% for the 2011 tax year and as stated above, scheduled to be gradually reduced to 18% in the 2016 tax year and thereafter. Foreign corporations are generally exempt from tax on gains from the sale of shares in publicly traded companies if the capital gain was not generated from their permanent establishment in Israel. Following Amendment No. 147 to the Israeli Income Tax Ordinance, which came into effect on January 1, 2006, a broader exemption was introduced under domestic law for non-residents regardless of their percentage holding in an Israeli company (not holding real estate rights) to include capital gains from the sale of securities (even where not traded in Israel), which are purchased between July 1, 2005 through December 31, 2008, provided certain conditions are met. Amendment No. 169 to the Israeli Income Tax Ordinance, effective from January 1, 2009, expanded the earlier exemption from Israeli capital gains tax so that it applies to shares in a non-publicly traded Israeli company acquired on or after January 1, 2009 by any foreign resident investors, provided certain conditions are met. However, according to Section 68A(a) of the Israeli Income Tax Ordinance, non-Israeli corporations are not entitled to any such exemption from Israeli capital gains tax if Israeli residents (i) have a controlling interest of 25% or more in such non-Israeli corporation, or (ii) are the beneficiaries or are entitled to 25% or more of the revenues or profits of such non-Israeli corporation, whether directly or indirectly.

Individuals and companies in Israel pay value added tax (“VAT”) at a rate of 16% of the price of assets (excluding shares) sold and services rendered. In computing its VAT liability, certain of Ampal’s Israeli subsidiaries may be entitled to claim as a deduction input VAT they have incurred with respect to goods and services acquired for the purpose of their business, to the extent such transactions are subject to VAT.

UNITED STATES FEDERAL TAXATION OF AMPAL

Ampal and its United States subsidiaries (in the following discussion, generally referred to collectively as “Ampal U.S.”) are subject to United States taxation on their taxable income, as computed on a consolidated basis, from domestic as well as foreign sources. The gross income of Ampal U.S. for United States tax purposes includes or may include (i) income earned directly by Ampal U.S., (ii) Ampal U.S.’s pro rata share of certain types of income, primarily “subpart F income” earned by certain Controlled Foreign Corporations in which Ampal U.S. owns or is considered owning 10 percent or more of the voting power, and (iii) Ampal U.S.’s pro rata share of ordinary income and capital gains earned by certain Passive Foreign Investment Companies in which Ampal U.S. owns stock, and with respect to which Ampal has elected that such company be treated as a Qualified Electing Fund. Subpart F income generally includes, among other things, profits from certain related-party sales transactions, certain dividends, interest, royalties, rents, and capital gains. Since 1993, the maximum federal tax rate applicable to domestic corporations is 35%.

Certain of Ampal’s non-U.S. subsidiaries have elected to be treated as partnerships for U.S. tax purposes. As a result, Ampal is generally subject to U.S. tax on its distributive share of income earned by such subsidiaries (generally computed with reference to Ampal’s proportionate interest in such entity) as it is earned, i.e. without regard to whether or not such income is distributed by the subsidiary. Certain of Ampal’s wholly-owned non-U.S. subsidiaries have elected to be treated as “disregarded entities” for U.S. federal tax consequences. As a result, Ampal is subject to U.S. tax on all income earned by such subsidiaries, as it is earned.

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

In general, the total foreign tax credit that Ampal U.S. may claim is limited to the same proportion of Ampal U.S.’s United States income taxes that its foreign source taxable income bears to its taxable income from all sources, U.S. and non-U.S.. This limitation is applied separately with respect to passive and active items of income, which may further limit Ampal’s ability to claim foreign taxes as a credit against its U.S. tax liability. The use of foreign taxes as an offset against United States tax liability is further limited by certain rules pertaining to the sourcing of income and the allocation of deductions. As a result of the combined operation of these rules, it is possible that Ampal U.S. may elect in the future under relevant tax rules to deduct the foreign taxes, in lieu of claiming such taxes as a foreign tax credit.

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

An investment in our securities involves risks and uncertainties. These risks and uncertainties could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this Report or that we make in other filings with the SEC under the Securities and Exchange Act of 1934, as amended, or in other public statements. The risks described below are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. You should consider the following factors carefully, in addition to the other information contained in this Report, before deciding to purchase, sell or hold our securities.

Risks Associated with Ampal

Because most of the companies in which we invest conduct their principal operations in Israel, we may be adversely affected by the economic, political, social and military conditions in the Middle East.

Most of the companies in which we directly or indirectly invest have principal operations that are Israel-related. We may, therefore, be directly affected by economic, political, social and military conditions in the Middle East, including Israel’s relationship with the Palestinian Authority and Arab countries and uncertainties arising out of domestic issues in Egypt, Libya, Lebanon and elsewhere. In addition, many of the companies in which we invest are dependent upon materials imported from outside of Israel. We also have interests in companies that import and export significant amounts of products to and from Israel. Our existing 100% stake in Gadot (99.99% on a fully diluted basis), and our existing 16.8% stake in EMG (8.6% of which is held by the Joint Venture, of which Ampal owns 50%), an Egyptian joint stock company, together represent a substantial portion of our investment portfolio and may be particularly sensitive to conditions in the Middle East. Accordingly, our operations could be materially and adversely affected by acts of terrorism or if major hostilities should continue or occur in the future in the Middle East or trade between Israel and its present trading partners should be curtailed, including as a result of acts of terrorism in the United States. Any such effects may impact our value and the value of our investee companies.

Israel has been in armed conflict during the past several years with Hamas, an Islamist movement which controls Gaza, and the Hezbollah movement in Lebanon. These conflicts have involved thousands of missile strikes in southern and northern Israel. Additionally, Iran has threatened to attack Israel and is widely believed to be developing nuclear weapons, and the current political situation in Egypt may threaten Egypt’s relationship with Israel and contractual obligations on which EMG is dependent; see “Risk Factors – Risks Associated with EMG’s Business.”  In early 2011, riots in Tunisia, Egypt and Libya have led to severe political instability in these and other countries in the Middle East.  This security situation has had an adverse effect on Israel’s economy, primarily in the relevant geographic areas. Although we do not believe that this situation has had a material adverse effect on our business or financial condition, if such situation resumes and/or escalates, the adverse economic effect may deepen and spread to additional areas and may materially adversely affect the Company and its subsidiaries’ business and financial condition.

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

The Company beneficially owns approximately 16.8% of EMG (8.6% of which is held by the Joint Venture, of which Ampal owns 50%), a result of a series of transactions with our controlling shareholder, which was accounted for as transactions between entities under common control. This investment constitutes one of our largest holdings. As a result, changes in the financial condition, business or operations of EMG may impact our ability to receive dividends from EMG which could adversely affect our operations and financial condition (see “Risk Factors – Risks Associated with EMG's Business"). Additionally, we have a minority interest in EMG, and therefore, do not have the ability to significantly influence or direct the affairs of EMG.

The completion of the sale of 012 Smile

After completion of the sale of 012 Smile, our business became less diversified, which might make us more susceptible to negative conditions in our remaining businesses. Our inability to overcome any negative conditions and trends in our remaining businesses could have a negative impact on our financial condition;

The 012 Smile share purchase agreement may expose us to contingent liabilities. Under the agreement, we agreed to indemnify Partner for losses arising out of any inaccuracy or breach of any representation or warranty made by 012 Smile or us, or any breach of any covenant or agreement by 012 Smile or us, subject to certain limitations. Significant indemnification claims by Partner could have a material adverse effect on our financial condition. In the event that claims for indemnification for such losses exceed the NIS 25 million (approximately $7 million) threshold, we may be obligated to indemnify Partner for up to NIS 650 million (approximately $183 million) of such losses.

Conditions and changes in the national and global economic and political environments may adversely affect our business and financial results.

Adverse economic conditions in markets in which our investee companies operate can harm our business. Current global financial conditions have been characterized by increased volatility and, primarily during 2008 and 2009, several financial institutions have either gone into bankruptcy or have had to be rescued by governmental authorities. While 2010 has showed signs of recovery in global financial conditions, if economic growth in the United States and other countries will decline again, this may have a negative impact on our liquidity, financial condition and stock price, which may impact the ability of the Company to obtain financing and other sources of funding in the future on terms favorable to the Company, if at all. Additionally, these factors, as well as other related factors, may cause decreases in asset values that are deemed to be other than temporary, which may result in impairment losses. If such increased levels of volatility and market turmoil continue, they may materially adversely affect the Company’s results of operations.

The SEC may re-examine, suspend or modify our exemption the from 1940 Act.

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

A group of shareholders consisting of Yosef A. Maiman, the Chairman of our Board of Directors, President & CEO, Ohad Maiman, Noa Maiman, and Yoav Maiman, and the companies Merhav, De Majorca Holdings Ltd. ("De Majorca") and Di-Rapallo Holdings Ltd. ("Di-Rapallo"), beneficially owns approximately 61.54% of the voting power of our Class A Stock. The group was formed in recognition of the Maiman family’s strong connection with the Company and in furtherance of the group’s common goals and objectives as shareholders, including the orderly management and operation of the Company. By virtue of its ownership of Ampal, this group is able to control our affairs and to influence the election of the members of our Board of Directors. This group also has the ability to prevent or cause a change in control of Ampal. Mr. Maiman owns 100% of the economic shares and one-quarter of the voting shares of De Majorca and Di-Rapallo. Merhav is wholly owned by Mr. Maiman.

Because we are a “controlled company,” we are exempt from complying with certain listing standards of the NASDAQ Global Market (“NASDAQ”).

Because a group of investors acting together pursuant to an agreement hold more than 50% of the voting power of our Class A Stock, we are deemed to be a “controlled company” under the rules of NASDAQ. As a result, we are exempt from the NASDAQ rules that require listed companies to have (i) a majority of independent directors on the board of directors, (ii) a compensation committee and nominating committee composed solely of independent directors, (iii) the compensation of executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors and (iv) the election or recommendation of director nominees for selection by the board of directors a majority of the independent directors or a nominating committee composed solely of independent directors. Accordingly, our directors who hold management positions or who are otherwise not independent have greater influence over our business and affairs.

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

We have not paid a dividend on our Class A Stock other than in 1995. Past decisions not to pay cash dividends on Class A Stock reflected our policy to apply retained earnings, including funds realized from the disposition of holdings, to finance our business activities and to redeem or repay our outstanding debt, including our $280.3 million (as of December 31, 2010) unsecured notes on which principal payments commence in 2011. The payment of cash dividends in the future will depend upon our operating results, cash flow, working capital requirements and other factors we deem pertinent.

The market price per share of our Class A Stock on NASDAQ and TASE fluctuates and has traded in the past at less than our book value per share.

Stock prices of companies, both domestically and abroad, are subject to fluctuations in trading price. Therefore, as with a company like ours that invests in stocks of other companies, our book value and market price will fluctuate, especially in the short term. As of February 24, 2011, the market price of our Class A Stock on NASDAQ was $1.96 per share. However our shares have in the past traded below book value. You may experience a decline in the value of your investment and you could lose money if you sell your shares at a price lower than the price you paid for them.

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

The market value of our notes may decrease

The rating assigned to our notes has been downgraded and put on the "watchlist," and any future downgrade, suspension or withdrawal of the rating could cause the liquidity or market value of the notes to decline significantly and we may experience increased difficulty in raising debt financing in the future.

Risks Associated with Gadot’s Business

Global Economic Conditions.

The overall demand for chemical products, especially commodity chemicals, is highly dependent on general economic conditions. During 2010, both the prices and demand for chemicals have been volatile. The global manufacturing and economic slowdown negatively influenced demand. A downturn in demand for chemical products may impact the financial condition or performance of Gadot’s chemical products business. Overall, the global economy is improving slowly, but is still fragile and vulnerable.

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

Exchange Rates.

Exchange rate fluctuations between the U.S. dollar and the NIS may negatively affect Gadot’s earnings. A substantial majority of Gadot’s revenues and expenses are denominated in U.S. dollars. However, a significant portion of the expenses associated with Gadot’s Israeli operations, including personnel and facilities related expenses, are incurred in NIS. Consequently, inflation in Israel will have the effect of increasing the U.S. dollar cost of Gadot’s operations in Israel, unless it is offset on a timely basis by a devaluation of the NIS relative to the U.S. dollar. In addition, if the value of the U.S. dollar decreases against the NIS, Gadot’s earnings may be negatively impacted. In 2010, the U.S. dollar depreciated against the NIS by 5% and inflation increased by 2.6%. We cannot predict any future trends in the rate of inflation in Israel or the rate of devaluation or appreciation of the NIS against the U.S. dollar or of the U.S. dollar against the NIS. If the U.S. dollar cost of Gadot’s operations in Israel increases and if the current trend of depreciation of the U.S. dollar against the NIS continues, Gadot’s dollar-measured results of operations will be adversely affected. In addition, exchange rate fluctuations in countries other than Israel where Gadot operates and does business may also negatively affect its earnings.

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

Risks Associated with EMG's Business

EMG's business has a limited operating history and past results of operations may not be indicative of future performance.

EMG's business and the Pipeline have been only fully operational for approximately two years, and thus EMG has a limited operating history of purchasing and reselling gas. As a result, past results of operation for EMG's business may not be indicative of its future performance or its ability to pay dividends.

Operating in Egypt carries political and economic risks.

EMG is an Egyptian company. A substantial portion of its assets and operations are located in Egypt and all of its gas purchases are from EGAS, the Egyptian National Gas Company. As a result, EMG's business, financial condition and results of operations may be affected by economic and political developments in or affecting Egypt. In early 2011, riots in Tunisia and Egypt have led to severe political instability in these and other countries in the Middle East. Most recently, the President of Egypt has resigned from his position and the Egyptian administration is currently operated through a transition administration with the goal of conducting national elections in the next several months. There can be no assurance that Egypt will not experience negative effects in its economy, such as increased inflation, changes in government policy or changes in the form or nature of government itself, any of which could adversely affect EMG's business, results of operations and financial condition.  The Egyptian government continues to exercise a significant influence over many aspects of the Egyptian economy. In addition, political instability may result from events in the region and from factors such as government intervention in decision making, civil unrest, and activities of religious militants or extremism.  Maintenance of domestic order and stability in the face of extremism has been a major policy objective of the Egyptian government. However, there can be no assurance that instability or disruptions of domestic order will not reoccur in the future.  In addition, events that might occur outside of Egypt, such as violence, hostilities or armed conflict as part of or in connection with the Israeli-Palestinian conflict, or violence, hostilities or armed conflict between Israel and Iran and other regional Arab countries, could have an adverse impact on EMG.  If any of these events occur, this could cause economic and/or political instability in Egypt, which could adversely affect EMG.

The Egyptian government may take sovereign action adverse to EMG.

Although EMG is not a government-controlled entity, the actions of the Egyptian government may negatively affect its business.  The Egyptian government controls the gas supplier to EMG through the Ministry of Petroleum and has the ability to utilize the surplus funds of the gas supplier as it sees fit. The Egyptian government may decide to pursue certain of its macroeconomic and social objectives through the gas supplier which could negatively affect the gas supplier's supply relationship with EMG.  The policies of the Egyptian government may not always be in harmony with the financial interests of EMG as a transporter of gas between Egypt and Israel. No assurance can be given that the gas supplier will not engage or be operated in a manner so as to be engaged in activities that give preference to the Egyptian government's agenda rather than to the gas supplier's own economic and business objectives, including its supply relationship with and contractual obligations to EMG.

The operation of the Pipeline facilities and the delivery of gas involve many risks—operating risk, availability risk, technology risk and the risk of events beyond EMG's control.

The operation of EMG's Pipeline facilities and the delivery of gas to customers involves many risks, including, without limitation, the breakdown or failure of equipment or processes, operator errors, labor disputes, delays in obtaining or renewing or inability to obtain or renew permits, approvals or licenses, violation of permit requirements, shortages of equipment or spare parts, delays in transporting such equipment or spare parts to the Pipeline facilities, or catastrophic events such as fires, earthquakes, explosions or terrorist attacks. Most recently, from February 5, 2011 to March 15, 2011 the Pipeline suffered a hold in supply due to an explosion in a facility serving a nearby pipeline. The occurrence of any of these events could significantly reduce or entirely prevent the delivery of gas or adversely impact the quality of gas delivered and subject to existing insurance arrangements, could adversely impact EMG's revenues and could lead to termination of one or more of its gas supply contracts. The occurrence of any of these events could significantly reduce EMG's revenues, which, in turn, would have a material adverse effect on its value and on its ability to distribute dividends to us.

Significant fluctuations in gas prices or the availability of cheaper alternative energy sources could adversely affect EMG's business.

Although EMG is not a producer of gas and balances its purchases of gas, the business of EMG could be negatively impacted by significant fluctuations in gas prices or the availability of cheaper alternative energy sources, which could precipitate EMG's gas supply contracts being renegotiated on less favorable terms and price margins than are then in effect.

The volatile political situation in Egypt may adversely affect EMG’s business and revenues.

EMG's stand as a natural gas supplier in Israel is based on EMG's long-term contract with the Egyptian government for the purchase of natural gas from Egypt for the resale into the Israeli market through its pipeline system between El-Arish and Ashkelon, and EMG's long-term contracts with several Israeli gas consumers, including Israel's Electric Company.  EMG's ability to purchase gas from Egypt associated with the peace treaty between Israel and Egypt, and EMG depends on the gas supply from the Egyptian governmental owned supplier and on the Egyptian government itself.  The political situation in Egypt is uncertain at this point, including whether the Egyptian government will honor its treaty obligations, as is its effect on EMG's business.

Investigations in Egypt could adversely effect EMG

       Following the replacement of the Mubarak administration in Egypt, the current Egyptian government launched several investigations into the actions and operations of its predecessors, including those related to the agreements to export gas to Israel. Consequently, the former minister of petroleum is under investigation in connection with gas sales to Israel and other countries. There could be other investigations as well.  Although the Company has no further knowledge or information with respect to these investigations or their likely outcome and effect on EMG, the government in Egypt could resort to these investigations to justify continuing to withhold – temporarily or otherwise - further EMG sales, or otherwise demand to amend EMG's gas purchase agreement and its terms and conditions.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTY

Finance

We lease our executive offices at 555 Madison Avenue in New York City. The lease is for a period of three years which commenced on January 1, 2010. The annual rent of this lease is $131,524.

We also lease offices located at 10 Abba Eben Street, Herzliya, Israel. The lease is for a period of 10 years which commenced on January 24, 2007. The annual rent for this lease is $454,772. We sublease part of the offices for an annual sublease rent of $237,343.

Chemicals

Gadot leases its headquarters located at 10 Abba Eben Street, Herzliya, Israel. The lease will expire in January 2013. The annual rent for this lease is $ 0.9 million.

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

Gadot also owns an additional area of 20,000 square meters adjacent to the northern terminal, serving as its Israeli logistics facility and analytical and quality assurance laboratory.  Gadot also leases a 1,100 square meter building in Ohr Akiva, Israel, with an annual rent of $75,750, a 7,500 square meter area in the Ashdod, Israel industrial zone, with an annual rent of $115,992, and a 6,300 square meter area in Kiryat Atta, Israel, with an annual rent of $56,023.

Gadot owns approximately 45,000 square meters of land in Greece, which was occupied by a chemical terminal. This terminal was destroyed by a fire in July 2006.

As of December 31, 2010, Gadot owned two vessels with an aggregate loading capability of 26,500 tons.  Gadot leases seven vessels, with an aggregate loading capability of approximately 79,200 tons.  The lease period for two of the vessels shall expire at the end of 2011 and the lease period for another two of the vessels shall expire around mid-2012, but the Company has the option to terminate such lease period during mid-2011.  The lease period for another vessel shall expire during 2013, with such lease agreement allowing the Company to terminate the agreement each year.  The lease period for the other two remaining vessels shall expire at the beginning of 2015 with an option to purchase.  The aggregate lease fees for the seven leased vessels in 2010 amounted to $32.5 million. In 2011, the lease payments are expected to amount to approximately $21.5 million due to the option to terminate the lease agreements of three of the vessels during 2011.

Gadot has contracted a shipyard for the construction of four additional vessels built with a loading capability of 17,500 each, for a consideration of approximately $27 million per vessel. These vessels will be delivered during 2011 and 2013.

Leisure-Time

Country Club Kfar Saba Ltd. occupies an approximately 30,000 square meter lot in the town of Kfar Saba, Israel, which is leased for five consecutive ten-year periods, at the end of which the land returns to the lessor. The lease expires on July 14, 2038, and lease payments in 2010 totaled $241,503.

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

PRICE RANGE OF CLASS A STOCK

Ampal’s Class A Stock is listed on the NASDAQ Global Market under the symbol “AMPL.” The following table sets forth the high and low bid prices (in $U.S. dollars) for the Class A Stock, by quarterly period for the fiscal years 2009 and 2010, as reported by the NASDAQ Global Market and representing inter-dealer quotations which do not include retail markups, markdowns or commissions for each period, and each calendar quarter during the periods indicated. Such prices do not necessarily represent actual transactions.

	High	Low

2009:
Fourth Quarter	3.59	1.84
Third Quarter	2.95	1.65
Second Quarter	3.12	1.77
First Quarter	2.10	0.55

2010:
Fourth Quarter	2.65	1.63
Third Quarter	2.19	1.42
Second Quarter	2.80	1.39
First Quarter	3.06	2.56

As of February 24, 2011, there were approximately 1,248 record holders of Class A Stock.

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

For equity compensation plan information required by Item 201(d) of Regulation S-K, please see “Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” below.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated statement of operations data for the years ended December 31, 2008, 2009 and 2010 and consolidated balance sheet data as of December 31, 2009 and 2010 have been derived from our audited consolidated financial statements included in this Report. The selected consolidated statement of operations data for the year ended December 31, 2006 and the selected consolidated balance sheet data as of December 31, 2006 and 2007 have been derived from our unaudited consolidated financial statements not included herein.

This data should be read in conjunction with our consolidated financial statements and related notes included herein and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal year ended December 31,
	2010	2009(1)	2008(1)	2007	2006(2)
	(U.S. dollars in thousands, except per share data)

Revenues	$504,962	$425,756	$562,495	$37,797	$14,544

Net loss from continuing operations attributable to Ampal's shareholders	(64,645)	(19,481)	(15,866)	(13,578)	(6,027)
Income (loss) from discontinued operations, net of tax	19,903	--	--	21,344	(1,060)
Net income (loss) attributable to Ampal's shareholders	$(44,742)	$(19,481)	(15,866)	$7,766	$(7,087)

Basic and diluted EPS(1)(3):
Loss from continuing operations	$(1.15)	$(0.35)	$(0.27)	$(0.26)	$(0.35)
Income (loss) from discontinued operations, net of tax	$0.35	$--	$--	$0.42	$(0.05)
	(0.80)	(0.35)	(0.27)	0.16	(0.40)

Total assets	$1,397,675	$960,041	$997,438	$401,683	$401,683

Notes, loans and debentures payable	$796,978	$728,734	$596,456	$104,163	$104,163

(1)	Retroactively adjusted to reflect acquisition under common control.

(2)	Results have been restated for the discontinued operations of our real estate operations, which were sold in August 2007.

(3)
Computation for the year 2006 is based on net income (loss) after deduction of preferred stock dividends (in thousands) of $2,438 for these year. On July 31, 2006, all of the preferred stock was converted into Class A Stock.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We seek to maximize shareholder value through acquiring and investing in companies that we consider have the potential for growth. In utilizing our core competencies and financial resources, our investment portfolio primarily focuses on Israel-related companies engaged in various market fields including Chemicals, Energy, Real Estate, Project Development and Leisure-Time.

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

Our future results of operations, liquidity and capital resources will be influenced by the sale of 012 Smile. In particular, as a result of the sale, the results of operations of 012 Smile are reported as discontinued operations and the consolidated results from continuing operations do not include revenues and expenses attributable to 012 Smile. Similarly, assets and liabilities relating to 012 Smile are presented in our balance sheet separately as assets and liabilities of discontinued operations. See Note 20 to our consolidated financial statements included in this Report.

The results of investee companies in which we own a greater than 50% interest are included in the consolidated financial statements. We account for our holdings in investee companies over which we exercise significant influence, generally 20% to 50% owned companies (“affiliates”), under the equity method. Under the equity method, we recognize our proportionate share of such companies’ income or loss based on its percentage of direct and indirect equity interests in earnings or losses of those companies. The results of operations are affected by capital transactions of the affiliates. Thus, the issuance of shares by an affiliate at a price per share above our carrying value per share for such affiliate results in our recognizing income for the period in which such issuance is made, while the issuance of shares by such affiliate at a price per share that is below our carrying value per share for such affiliate results in our recognizing a loss for the period in which such issuance is made. We account for our holdings in investee companies, other than those described above, on the cost method. We review investments accounted for under the cost method and those accounted for under the equity method periodically in order to determine whether to maintain the current carrying value or to write down some or all of the investment. For more information as to how we make these determinations, see “Critical Accounting Policies.”

For those subsidiaries and affiliates whose functional currency is considered to be a currency other than the U.S. dollar, assets and liabilities are translated at the rate of exchange at the end of the reporting period and revenues and expenses are translated at the average rates of exchange during the reporting period. Translation differences of those foreign companies’ financial statements are included in the cumulative translation adjustment account (reflected in accumulated other comprehensive loss) of shareholders’ equity. Should the exchange rate of those other currencies change against the U.S. dollar, cumulative translation adjustments are likely to be effected in the shareholders’ equity. As of December 31, 2010, the accumulated effect on shareholders’ equity was a decrease of approximately $14.7 million. Upon the disposition of an investment, the related cumulative translation adjustment balance will be recognized in determining gains or losses.

CRITICAL ACCOUNTING POLICIES

The preparation of Ampal’s consolidated financial statements is in conformity with generally accepted accounting principles in the United States ("U.S. GAAP"), which requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. Actual results may differ from these estimates. To facilitate the understanding of Ampal’s business activities, described below are certain Ampal accounting policies that play a major role in the portrayal of its financial condition and results of operations and that require management’s subjective judgments. Ampal bases its judgments on its experience and various other assumptions that it believes to be reasonable under the circumstances. Please refer to Note 1 to Ampal’s consolidated financial statements included in this Report for the fiscal year ended December 31, 2010 for a summary of all of Ampal’s significant accounting policies.

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

Assets acquired and liabilities assumed in a business combination that arise from contingencies are recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If acquisition date fair value cannot be determined during the measurement period, the Company accounts for the acquired contingencies using existing guidance for a reasonable estimate.

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

We regularly assess whether goodwill has been impaired and will adjust its carrying value whenever significant events or changes in circumstances indicate that some or all of the carrying value of the goodwill may not be recoverable. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operating performances of our businesses and products. Future events could cause us to conclude that impairment indicators exist and that the carrying value of our goodwill is impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. No impairment losses relating to goodwill have been recorded to date. Changes in certain economic factors that impact the assumptions in our valuation models changes, such as market valuation multiples, borrowing costs and equity risk factors, could cause an impairment of the goodwill in the future. If management determines that impairment exists, the impairment will be recognized in the period in which it is identified.

We evaluate the recoverability and measure the possible impairment of goodwill based on fair value calculations. The impairment test is a two-step process that begins with the estimation of the fair value of the reporting unit. We estimate the fair value of our goodwill in Gadot by discounting the expected cash flows. Our goodwill is allocated to the chemical operating unit. The first step screens for potential impairment, and the second step measures the amount of the impairment, if any. As part of the first step to assess potential impairment, we compare our estimate of fair value for this operating unit to its book value. If the book value of the operating unit is greater than the estimate of its fair value, we would then proceed to the second step to measure the impairment, if any. The second step measures the amount of impairment by comparing the implied fair value of goodwill with its carrying value. As of December 31, 2010, the first step process resulted in no potential impairment; accordingly, we did not need to perform the second step measures.

We have selected December 31 as the date on which to perform our annual impairment test for goodwill.

Investment in EMG and other cost basis investments

The Company accounts for its 16.8% equity interest (includes 8.6% held by the Joint Venture) in EMG and a number of other investments on the basis of the cost method. EMG, which is one of the Company’s most significant holdings as of December 31, 2010, was acquired by Ampal and by a joint venture in which Ampal is a party in a series of transactions from Merhav, which is an entity controlled by one of the members of the Company’s controlling shareholder group. As a result, the transactions were accounted for as transfers of assets between entities under common control, which resulted in Merhav transferring the investment in EMG at carrying value. Due to the nature of Merhav’s operations, this entity would be treated as an investment company under U.S. GAAP, and as such, the carrying value of the investment in EMG would equal fair value. As a result, the 16.8% investment in EMG was transferred at carrying value, which equals fair value. Application of the cost basis method requires the Company to periodically review these investments in order to determine whether to maintain the current carrying value or to write down some or all of the investment. We estimate the fair value of our investments, principally in EMG, by discounting the expected cash flows of the underlying entity to determine the fair value of the entity and our share of that value based on our ownership interest. While the Company uses some objective measurements in its review, such as the portfolio company’s liquidity, achievement of milestones set forth in its business plan or projections and seeks to obtain relevant information from the company under review, the review process involves a number of judgments on the part of the Company’s management. These judgments include assessments of the likelihood of the company under review to obtain additional financing, to achieve future milestones, make sales and to compete effectively in its markets. In making these judgments the Company must also attempt to anticipate trends in the particular company’s industry as well as in the general economy. There can be no guarantee that the Company will be accurate in its assessments and judgments. To the extent that the Company is not correct in its conclusion it may decide to write down all or part of the particular investment.

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

Accounting Standard Codification (“ASC”) 320-10 provides guidance on determining when an investment is other-than-temporarily impaired. Investments are reviewed quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In making this judgment, we evaluate, among other factors, the duration and extent to which the fair value of an investment is less than its cost; the financial health of the investee; and our intent and ability to hold the investment. Investments with an indicator are further evaluated to determine the likelihood of a significant adverse effect on the fair value and amount of the impairment as necessary. If market, industry and/or investee conditions deteriorate, we may incur future impairments.

Long- Lived Assets

On January 1, 2002, Ampal adopted ASC 360-10, which requires that long-lived assets, to be held and used by an entity, be reviewed for impairment and, if necessary, written down to the estimated fair values, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through undiscounted future cash flows.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. A partial valuation allowance is currently set against certain tax assets because management believes it is more likely than not that some of these deferred tax assets will not be realized through the generation of future taxable income. We have not provided a full valuation allowance against our deferred tax assets due to a tax planning strategy that provides us the opportunity to sell certain appreciated investments.  We have the intent and ability to sell such investments with unrealized gains prior to the expiration of the net operating loss and related deferred tax assets.

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

Employee Stock-Based Compensation

We adopted ASC 718, which requires awards classified as equity awards to be accounted for using the grant-date fair value method. The fair value of stock options is determined based on the number of shares granted and the price of our common stock, and determined based on the Black-Scholes models, net of estimated forfeitures. We estimated forfeitures based on historical experience and anticipated future conditions.

In March 2005, the SEC issued guidance on valuation methods, inventory capitalization of share-based compensation cost, income statement effects, disclosures and other issues. ASC 718-10 requires share-based payment to be classified in the same expense line items as cash compensation. We have applied the provisions of ASC 718-10 in our implementation of ASC 718.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update (“ASU”) 2009-13 (formerly Emerging Issues Task Force 08-1)

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

RESULTS OF OPERATIONS

Fiscal year ended December 31, 2010 compared to fiscal year ended December 31, 2009:

General

The Company recorded a consolidated net loss of $44.7 million for the fiscal year ended December 31, 2010, as compared to a net loss of $19.5 million for the same period in 2009. The increase in losses in 2010 is primarily attributable to the interest expenses resulting from the loans obtained for the financing of the purchase of 012's, ADPO’s and Agro’s business, depreciation of the intangible assets and the translation loss.

In the fiscal year ended December 31, 2010, the Company recorded $496.6 million of Chemical income, as compared to $414.5 million of Chemical income in the corresponding period in 2009. The increase in Chemicals revenues is primarily attributable to the recovery in the markets, especially in Europe, which led to an increase in quantities sold and product prices. The demand for chemical carriers shows moderate growth during the fiscal year ended December 31, 2010. Average freight prices are slightly higher, mainly as a result of a rise in prices for the Mediterranean to U.S. voyages.

In the fiscal year ended December 31, 2010, the Company recorded $59.6 million of general and administrative expense, as compared to $45.0 million of general and administrative expense in the corresponding period in 2009. The increase in these expenses is attributable to the new companies acquired during 2010, the examination of new investments and issuance of series C debentures.

In the fiscal year ended December 31, 2010, the Company recorded $6.6 million of minority interests in gain of subsidiaries, net, as compared to $0.4 million in the corresponding period in 2009. These gains are mainly attributable to translation loss in the notes issued to the partners in Merhav Ampal Energy, LP, an Israeli limited partnership (the "Joint Venture"), resulting from the revaluation of the NIS compared to the U.S. Dollar.

In the fiscal year ended December 31, 2010, the Company recorded $44.2 million in interest expense, as compared to $33.2 million in interest expense for the corresponding period in 2009. The increase in interest expense relates to the financing of the new Gadot’s acquisitions and issuance of the Serious C debentures.

In the fiscal year ended December 31, 2010, the Company recorded a $20.2 million currency exchange loss, as compared to a $5.4 million currency exchange gain for the corresponding period in 2009.  The increase in translation loss is related to a change in the valuation of the NIS as compared to the U.S. Dollar, which decreased 6.0% in 2010, as compared to a decrease of 0.7% in 2009. Our NIS denominated debt results in a translation loss when the NIS strengthens against our reporting currency, the U.S. Dollar.

In the fiscal year ended December 31, 2010, the Company recorded $0.9 million of net realized gain on investments, compared to $0.9 million of net realized gain in the same period in 2009. The net gain recorded in 2010 was primarily attributable to the sale of Hod Hasharon Limited Partnership ($0.5 million gain) and the sale of certain assets by FIMI Opportunity Fund L.P ("FIMI") ($0.4 million gain).

Result of Operations Analyzed by Segments

	2010	2009
	(U.S. dollars in thousands)
Revenues:
Chemicals	$496,551	$414,468
Finance	5,431	8,588
Leisure-Time	2,980	2,700
	504,962	425,756
Equity in earnings of affiliates	(932)	(1,214)
Total	$504,030	$425,542

In the fiscal year ended December 31, 2010, the Company recorded $504.0 million in revenue, which was comprised of $496.6 million in the Chemicals segment, $5.4 million in the Finance segment, $3.0 million in the Leisure-Time segment and a $0.9 million loss in equity, as compared to $424.5 million in revenue for the same period in 2009, which was comprised of $414.5 million in the Chemicals segment, $8.6 million in the Finance segment, $2.7 million in the Leisure-Time segment and a $1.2 million loss in equity. The decrease in the Finance segment revenue is primarily related to the debentures repurchase in 2009.

All revenues in the Chemicals segment are attributed to Gadot. Gadot's revenues in the year ended December 31, 2010 increased by 19.8% as compared to the revenues in the year ended December 31, 2009. The increase in Chemicals revenues is primarily attributable to the recovery in the markets, especially in Europe, which led to an increase in quantities sold and product prices. The demand for chemical carriers shows moderate growth during the fiscal year ended December 31, 2010. Average freight prices are slightly higher, mainly as a result of a rise in prices for the Mediterranean to U.S. voyages.

	2010	2009
	(U.S. dollars in thousands)
Expenses:
Chemicals	$507,174	$415,749
Finance	73,366	37,788
Leisure-Time	2,745	2,538
	583,285	456,065
Equity in earnings of affiliates	(932)	(1,214)
Total	$582,353	$454,851

In the fiscal year ended December 31, 2010, the Company recorded $583.3 million in expenses, which was comprised of $507.2 million in the Chemicals segment, $73.4 million in the Finance segment and $2.7 million in the Leisure-Time segment, as compared to $456.1 million in expenses for the same period in 2009, which was comprised of $415.7 million in the Chemicals segment, $37.8 million in the Finance segment and $2.5 million in the Leisure-Time segment. The increase in the expenses at the finance segment is primarily attributable to the increase in interests expenses and translation expenses.

All expenses in the Chemicals segment are attributed to Gadot. Gadot's expenses in the year ended December 31, 2010 increased by 22.0% as compared to the expenses in the year ended December 31, 2009. This increase is mainly attributed to the acquisition of new subsidiaries and to the increase in chemical commodity pricing being a derivative of the crude oil pricing. During 2010 the price of crude oil increased, which led to a moderate increase in chemical commodity prices.

Fiscal year ended December 31, 2009 compared to fiscal year ended December 31, 2008:

General

The Company recorded a consolidated net loss of $19.5 million for the fiscal year ended December 31, 2009, as compared to a net loss of $15.9 million for the same period in 2008. The decrease in earnings is primarily attributable to gain from the repurchase of the Company's debentures in 2008.

In the fiscal year ended December 31, 2009, the Company recorded $6.9 million of marketing expense, as compared to $10.8 million of marketing expense in the corresponding period in 2008. These expenses are attributable to Gadot's marketing expenses being composed mainly of salary and commission expenses.

In the fiscal year ended December 31, 2009, the Company recorded $45.0 million of general, administrative and other expense, as compared to $43.1 million in the corresponding period in 2008.

In the fiscal year ended December 31, 2009, the Company recorded $0.4 million of minority interests in gain of subsidiaries, net, as compared to a gain of $1.4 million in the corresponding period in 2008. These gains are mainly attributable to currency exchange gain in the notes issued to the partners in the Joint Venture, resulting from changes in the valuation of the NIS compared to the U.S. dollar.

In the fiscal year ended December 31, 2009, the Company recorded $33.2 million in interest expense, as compared to $41.2 million in interest expense for the corresponding period in 2008. The decrease in interest expense relates to the decrease in interest rates of the Company's notes payable and the decrease of the Company's outstanding debentures due to the repurchase plan.

In the fiscal year ended December 31, 2009, the Company recorded a $5.4 million currency exchange gain, as compared to a $13.2 million currency exchange gain for the corresponding period in 2008. The decrease in currency exchange gain is related to a change in the valuation of the NIS as compared to the U.S. dollar that mainly influenced the Company's debentures.

In the fiscal year ended December 31, 2009, the Company recorded $0.9 million of net realized gain on investments, compared to $1.3 million of net realized gain in the same period in 2008. The net gain recorded in 2009 was primarily attributable to the sale of Hod Hasharon Limited Partnership ($0.5 million gain) and the sale of certain assets by FIMI ($0.1 million gain).

Result of Operations Analyzed by Segments

	2009	2008
	(U.S. dollars in thousands)
Revenues:
Chemicals	$414,468	$539,383
Finance	13,987	19,852
Leisure-Time	2,700	2,770
	431,155	562,005
Equity in earning of affiliates	(1,214)	(1,409)
Total	$429,941	$560,596

In the fiscal year ended December 31, 2009, the Company recorded $429.9 million in revenue, which was comprised of $414.5 million in the Chemicals segment, $14.0 million in the Finance segment, $2.7 million in the Leisure-Time segment and a $1.2 million loss in equity, as compared to $560.6 million for the same period in 2008, which was comprised of $539.4 million in the Chemicals segment, $19.9 million in the Finance segment, $2.8 million in the Leisure-Time segment and a $1.4 million loss in equity. The decrease in the Finance segment revenue is primarily related to gain of the debentures repurchase in 2008.

All revenues in the Chemicals segment are attributed to Gadot. Gadot's revenues in the year ended December 31, 2009 decreased by 23.2% as compared to the revenues in the year ended December 31, 2008. This decrease is mainly attributed to the slowdown in the markets, especially in Europe, which led to the decrease in quantities sold and product prices and due to significant decrease in the demand for chemical carrier shipping.

	2009	2008
	(U.S. dollars in thousands)
Expenses:
Chemicals	$415,749	$543,524
Finance	37,778	36,703
Leisure-Time	2,538	2,756
	456,065	582,983
Equity in earning of affiliates	(1,214)	(1,409)
Total	$454,851	$581,574

In the fiscal year ended December 31, 2009, the Company recorded $454.9 million in expenses, which was comprised of $415.7 million in the Chemicals segment, $36.6 million in the Finance segment and $2.5 million in the Leisure-Time segment, as compared to $581.6 million in expenses for the same period in 2008, which was comprised of $543.5 million in the Chemicals segment, $35.3 million in the Finance segment and $2.8 million in the Leisure-Time segment.

All expenses in the Chemicals segment are attributed to Gadot. Gadot's expenses in the year ended December 31, 2009 decreased by 23.5% as compared to the expenses in the year ended December 31, 2008. This decrease is mainly attributed to chemical commodity pricing being a derivative of the crude oil pricing. During 2008 the price of crude oil increased significantly and caused an increase in chemical commodity prices as well. Since September 2008, the price of crude oil decreased and led to a decrease in chemical commodity prices in 2009.

SELECTED QUARTERLY FINANCIAL DATA

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(U.S. dollars in thousands, except per share data)
	Unaudited
Fiscal Year Ended December 31, 2010
Revenues	$119,884	$120,228	$125,609	$138,309
Net interest expense	5,965	11,231	12,774	13,338
Net loss from continuing operations attributable to Ampal's shareholders	(9,289)	(5,147)	(24,901)	(25,308)
Net income from discontinued operations	2,159	630	774	16,340
Basic and diluted EPS:
Loss from continuing operations per share of Class A Stock	(0.17)	(0.09)	(0.44)	(0.45)
Earnings (Loss) from discontinued operations per share of Class A Stock	0.04	0.01	0.01	0.29

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(U.S. dollars in thousands, except per share data)
	Unaudited
Fiscal Year Ended December 31, 2009
Revenues	$128,498	$99,509	$107,116	$90,633
Net interest expense	7,359	6,012	13,232	3,003
Net (loss) income attributable to Ampal's shareholders	11,831	(13,032)	(18,048)	(232)
Basic and diluted EPS:
Earnings (Loss) per share of Class A Stock	0.21	(0.23)	(0.32)	(0.00)

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

On December 31, 2010, cash, cash equivalents and marketable securities were $34.2 million, as compared with $100.8 million in 2009. The decrease is mainly attributable to the acquisition of 012's business and partly offset by the issuance of the Series C debentures.

As of December 31, 2010, the Company had $0.9 million of marketable securities as compared to $29.3 million in 2009. The decrease is attributable to the sale of marketable securities.

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

Cash flows from operating activities

Net cash used in operating activities totaled approximately $23.2 million for the fiscal year ended December 31, 2010, as compared to approximately $2.1 million provided by operating activities in 2009. The increase in cash flows from operating activities is mainly attributed to the increase in interest expenses.

Cash flows from investing activities

Net cash used in investing activities totaled approximately $50.1 million for the fiscal year ended December 31, 2010, as compared to approximately $7.1 million used in investing activities in 2009.  The increase in cash used in investing activities is primarily attributable to the acquisitions of ADPO Ghent N.V.'s (“ADPO”) and Merhav Agro Ltd.'s business.

Cash flows from financing activities

Net cash provided by financing activities was approximately $134.5 million for the fiscal year ended December 31, 2010, as compared to approximately $1.5 million of net cash provided by financing activities in 2009. The increase in cash provided by financing activities is primarily attributable to the notes payable received for the acquisitions of 012’s and ADPO's business and issuance of the Series C debentures.

For information on the debt financing of the 012 acquisition in January 2010, see "- Financing of the 012 Acquisition" below.

 Investments

On December 31, 2010, the aggregate fair value of trading and available-for-sale securities was approximately $0.9 million, as compared to $29.3 million on December 31, 2009. The decrease in 2010 is mainly attributable to the sale of marketable securities.

a)	In 2010 the Company made the following investments:

1.  On July 1, 2010, Gadot entered into an assignment and assumption agreement (the “Assignment Agreement”) with its wholly owned subsidiary Gadot Sales and Distribution Ltd. (“Gadot Sales”), whereby Gadot assigned to Gadot Sales all of its rights and obligations under the previously disclosed stock purchase agreement with Mr. Yosef A. Maiman, the Chairman, President and CEO of the Company, to purchase all of the issued share capital (the “Shares”) of Merhav Agro Ltd. (“Agro”).  Pursuant to the terms of the stock purchase agreement, Mr. Maiman was given notice of the assignment.  The acquisition closed on July 1, 2010, and Gadot Sales purchased the Shares from Mr. Maiman for a purchase price of NIS 108 million (approximately $28.7 million), subject to certain post-closing working capital adjustments and adjustments for changes in Agro’s indebtedness between signing and closing. To fund the purchase price, Gadot Sales obtained a short term credit facility in the aggregate principal amount of NIS 108 million (approximately $28.7 million) from Israel Discount Bank Ltd.  Gadot Sales intends to replace part of the short term credit facility with long term financing from Israeli banks.

2. On August 20, 2010, Gadot, through its subsidiary, completed the previously announced purchase of the entire issued and outstanding share capital of ADPO Ghent N.V. (“ADPO”) for a purchase price of €30 million (approximately $38.1 Million).  Gadot’s subsidiary obtained a long term credit facility from Israel Discount Bank Ltd. for the financing of the purchase price. ADPO owns and operates a chemical storage terminal in Ghent, Belgium over an area of 25 hectares of land, with a storage capacity of approximately 100,000 cubic meters. The Company believes that the acquisition will allow Gadot to expand its global business and maximize its ability to deliver products and services worldwide.

b)	In 2010, Ampal made the following dispositions:

On October 13, 2010, MAE and 012 Smile entered into a Share Purchase Agreement with Partner, whereby MAE agreed to sell all of the outstanding shares of 012 Smile for an aggregate purchase price of approximately NIS 690 million (approximately $190 million), of which approximately NIS 40 million (approximately $11 million) will be paid through an assignment of a third party receivable to MAE ("012 Sale"). Concurrently with the execution of the Share Purchase Agreement, NIS 30 million (approximately $8.3 million) was deposited by Partner with MAE which, under certain circumstances, will be retained by MAE if the Share Purchase Agreement is terminated.  As part of the 012 Sale, Partner has also agreed to guarantee approximately NIS 764 million (approximately $208.5 million) of long-term debt of 012 Smile. See also the description under Part I – Item 1 – Significant Developments.

The closing of the 012 Sale occurred on March 3, 2011. Accordingly, 012 Smile has been reported as held for sale and discontinued operations as of December 31, 2010 and the year then ended. Ampal expects to record a gain before tax of approximately NIS 220 million ($60 million) from the 012 Sale.

Debt

Notes issued to institutional investors in Israel, the convertible note issued to Merhav and other loans payable pursuant to bank borrowings are either in U.S. dollars, linked to the Consumer Price Index in Israel or in unlinked NIS, with interest rates varying depending upon their linkage provision and mature between 2009 and 2019.

The Company finances its general operations and other financial commitments through bank loans and institutional lenders. As of December 31, 2010, the outstanding indebtedness under these bank loans totaled $516.6 million and the loans mature between 2011 and 2019.

	Series A Debentures		Series B Debentures		Series C Debentures
	par value in NIS in thousands	U.S. Dollars in thousands	par value in NIS in thousands	U.S. Dollars in thousands	par value in NIS in thousands	U.S. Dollars in thousands
Date of issuance	November 20, 2006		April 29, 2008		September 13, 2010
Linkage	Israeli CPI		Israeli CPI		Israeli CPI
Interest	5.75%		6.60%		6.95%
Maturity date	November 2015		January 2016		September 2019
Issuance	250,000	57,978	577,823	166,856	170,000	45,093
Purchased	20,113	5,198	76,653	20,939
Balance as of December 31, 2010	229,887	73,747	501,170	155,787	170,000	48,425
Deposits held by trusties		--		16,247		13,293

On September 13, 2010, Ampal completed a public offering in Israel of NIS 170.0 million (approximately $45.0 million) aggregate principal amount of its Series C debentures, due in 2019. The debentures are linked to the CPI and carry an annual interest rate of 6.95%. The Series C debentures rank pari passu with Ampal’s unsecured indebtedness. The debentures will be repaid in six equal annual installments commencing on September 7, 2014, and the interest will be paid semi-annually. As of December 31, 2010, the outstanding debt under the debentures amounts to $48.4 million. Ampal deposited an amount equal to $12.5 million with Ziv Haft Trust Company Ltd. in accordance with a trust agreement dated August 31, 2010, to secure the first four years worth of payments of interest on the debentures. As of December 31, 2010, the outstanding amount of the deposit was $13.3 million. The debt offering was made solely to certain non-U.S. institutional investors in accordance with Regulation S under the U.S. Securities Act of 1933, as amended. The notes have not been and will not be registered under the U.S. securities laws, or any state securities laws, and may not be offered or sold in the United States or to United States persons without registration unless an exemption from such registration is available.

On March 3, 2011 Midroog Ltd. (an affiliate of Moody's Investors Service) ("Midroog") has downgraded Ampal's Series A, Series B and Series C Debentures' (the "Debentures") ratings by one notch, to BAA1 from A3 with a negative outlook. The Debentures remain on Midroog's "Watchlist”.

As of December 31, 2010, the Company has a $5.0 million loan with Union Bank of Israel that bears interest at the rate of LIBOR plus 2% to be repaid in six annual installments commencing on April 2, 2008 and various other loans with Union Bank of Israel in the aggregate amount of $2.9 million bearing interest of 2.9% to be repaid until 2011. The loan agreement contains financial and other covenants.

The Company had a short term loan from Bank Hapoalim in the amount of $3.5 million, bearing interest of 2.89%, which is to be repaid by June 2011.

As of December 31, 2010, the Company has a $103.3 million loan from institutional investors who own 50% of Merhav Ampal Energy Holdings, LP. The loan is not linked to the Israeli CPI, bears no interest and is repayable upon agreement by both parties.

As of December 31, 2010, Gadot, a wholly owned subsidiary of Ampal, has short term loans, including current maturities, payable in the amount of $119.4 million and long term loans payable in the amount of $135.0 million. The various short term loans payable are either unlinked or linked to the U.S. Dollar or Euro and bear interest at rates between 2.3% and 6.5%. The various long term loans payable are either unlinked or linked to the Consumer Price Index in Israel or linked to the USD or Euro and bear interest at rates between 1.5% and 9.0%.

As of December 31, 2010, the Company has two loans of approximately $43.7 million between MAE and the IDB Group. The first loan is a revolving loan that has no principal payments and may be repaid in full or in part on December 31 of each year until 2019, when a single balloon payment will become due. The second loan also matures in 2019, has no principal payments for the first 1.5 years, and shall thereafter be paid in equal installments over the remaining 9.5 years of the term. Interest on both loans accrues at a floating rate equal to LIBOR plus 2% and is payable on a current basis. Ampal has guaranteed all the obligations of MAE under the Credit Facility and Ampal’s interest in Gadot has also been pledged to IDB as a security for the Credit Facility. Mr. Yosef Maiman has agreed to maintain ownership of a certain amount of the Company’s Class A Common Stock. The Credit Facility contains customary affirmative and negative covenants for credit facilities of this type. As of December 31, 2010, the outstanding indebtedness under these bank loans totaled approximately $83.5 million.

As of December 31, 2010 the Company had a loan from Harel Insurance Company Ltd. and its affiliates (collectively, "Harel"), and Menora Mivtachim Insurance Ltd. and its affiliates (collectively, "Menora" and together with Harel, the "Institutional Lenders"), of NIS 220 million (or approximately $59 million). The principal of the loan was payable in equal semi-annual installments on January 31 and July 31 of each year, with the first payment due on January 31, 2012. The interest on the loan accrued at a rate of 7% per year, payable in equal semi-annual installments on January 31 and July 31 of each year, with the first payment due on January 31, 2011.  The principal and interest payments were linked to the CPI.  The loan was also subject to a semi-annual fee at a rate of 0.5% of the unpaid principal and a semi-annual fee based, among other things, on the EBITDA of 012 Smile. As of December 31, 2010, the outstanding amount of the loan was $63.4 million. The loan was classified as short term and was repaid on March 3, 2011, due to the sale of 012 Smile.

The weighted average interest rates and the balances of these short-term borrowings at December 31, 2010 and December 31, 2009 were 3.8% on $131.9 million and 2.4% on $170.9 million, respectively.

Tabular Disclosure of Contractual Obligations

Our significant contractual obligations as of December 31, 2010 are summarized in the following table:

	Payments due by period as of September 30, 2010 (in thousands)
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3-5 years	More than 5 years
Short-Term Debt:
Gadot - working capital	$103,639	$103,639
Gadot - current maturities	$15,722	$15,722
Ampal - revolving credit line	$4,052	$4,052
Ampal - current maturities	$8,525	$8,525
Ampal - loan from Institutional Lenders (3)	$63,403	$63,403
Debentures – current maturities	$14,749	$14,749
Long-Term Debt:
Ampal	$186,328		$11,285	$7,952	$167,092
Gadot:
Vessels	$66,449		$14,871	$6,031	$45,547
Other	$68,521		$15,249	$17,340	$35,931
Debentures	$265,590		$94,193	$107,955	$63,442
Total Debt	$796,978	$210,090	$135,598	$139,278	$312,012
Contractual Obligations:
Operating Lease Obligation (1)	$174,440	$38,819	$49,142	$31,742	$54,737
Expected interest payment (2)	$129,849	$35,745	$44,812	$28,972	$20,320
Ship Purchase Obligations	$46,190	$23,501	$22,689	$--	$--
Total	1,147,457	308,155	252,241	199,992	387,069

(1)	See Note 19 to Ampal’s consolidated financial statements included in this Report for the fiscal year ended December 31, 2010.

(2)	In calculating estimated interest payments on outstanding debt obligations, the Company assumed an exchange rate as of December 31, 2010 of NIS 3.549 to 1 U.S. dollar.

(3)	The loan was repaid on March 3, 2011, due to the sale of 012 Smile.

In March 2011 the company received approximately $190 million for the sale of 012.

The decrease of the Company’s debt attributed mainly to the sale of 012 the debt does not include 012’s debt, which include in the held for sale liabilities and the repayments of short-term and long-term loans during the last quarter of 2010.

As of December 31, 2010, the Company issued guarantees on certain outstanding loans to its investees and subsidiaries in the aggregate principal amount of $39.8 million. This includes:

(1)	The Company provided a $9.1 million guarantee on indebtedness incurred by Bay Heart.

(2)	$30.7 million guarantees of Gadot for outstanding loans.

Financing of the 012 Acquisition

On January 31, 2010, Ampal, through its indirect wholly owned subsidiary MAE and MAE's wholly owned subsidiary 012 Smile (formerly Ampal Investments and Communications 2009 Ltd.), completed its previously announced purchase of the current on-going business of 012 for NIS 1.2 billion, or approximately $322 million, pursuant to the 012 Agreement.  Ampal financed the 012 transaction with a combination of (i) available cash, (ii) the proceeds of the 012 Credit Facility, for NIS 800 million, (approximately $215 million) and (iii) 012 Loan Agreement, for NIS 220 million (approximately $59 million). As part of the closing of the 012 Sale, the 012 Loan Agreement was repaid in full and the 012 Credit Facility was retained by 012 Smile and guaranteed by Partner, thereby releasing Ampal and MAE from all of the security interests, guarantees and commitments made in connection with such Credit Facility.

Off-Balance Sheet Arrangements

Other than the foreign currency contracts specified below, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material.

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

On May 15, 2008, the Company entered into a SWAP agreement with respect to its Series B debentures, in the principal amount of $165.7 million, due 2016. As a result of this agreement, the Company is currently paying an effective interest rate of LIBOR plus 5.12% on $43.9 million of these debentures, as compared to the original 6.6% fixed rate which was linked to the Israeli consumer price index.

On April 1, 2009, the Company entered into a interest rate SWAP agreement with respect to its loan to finance the purchase of Gadot in the principal amount of $43.7 million, due 2019. As a result of this agreement, the Company is currently paying a fixed interest rate of 2.95% as compared to LIBOR in the original Gadot loan agreement.

As of December 31, 2010, the value of the currency SWAPs resulted in a $2.4 million increase in other assets and a corresponding increase in interest expense.

CHANGES IN SHAREHOLDERS’ EQUITY

There were no repurchases of the Company’s equity securities during the fiscal year ended December 31, 2010.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages 1 through 32 of the financial statements attached to this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). The Company’s management with the participation of the Company’s Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

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

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to directors, executive officers and corporate governance required by this Item 10 is hereby incorporated in this Annual Report on Form 10-K by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, for our annual meeting of stockholders to be held in 2011.

ITEM 11.  EXECUTIVE COMPENSATION

The information with respect to executive compensation required by this Item 11 is hereby incorporated in this Annual Report on Form 10-K by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, for our annual meeting of stockholders to be held in 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information with respect to security ownership of certain beneficial owners and management and related stockholder matters required by this Item 12 is hereby incorporated in this Annual Report on Form 10-K by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, for our annual meeting of stockholders to be held in 2011.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information with respect to certain relationships and related transactions and director independence required by this Item 13 is hereby incorporated in this Annual Report on Form 10-K by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, for our annual meeting of stockholders to be held in 2011.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information with respect to principal accountant fees and services required by this Item 14 is hereby incorporated in this Annual Report on Form 10-K by reference to our Proxy Statement, to be filed with the securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, for our annual meeting of stockholders to be held in 2011.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this report:

Page Reference
(1) Financial Statements and Supplementary Data

Ampal-American Israel Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm	1

Consolidated Balance Sheets as of December 31, 2010 and 2009	2

Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008	4

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008	5

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2010, 2009 and 2008	7

Consolidated Statements of Comprehensive Income for the years ended December 31, 2010, 2009 and 2008 (included as part of the Statements of Changes in Shareholders’ Equity for the respective years)	7

Notes to Consolidated Financial Statements	10

Supplementary Data:

Selected quarterly financial data for the years ended December 31, 2010 and 2009	29 of annual report

(2) Financial Statement Schedules

(i)	Schedule of Representative Rates of Exchange between the U.S. dollar and NIS for three years ended December 31, 2010

Representative Rates of Exchange
Between the U.S. dollar and the New Israeli Shekel
For the Three Years Ended December 31, 2010

The following table shows the amount of NIS equivalent to one U.S. dollar on the dates indicated (or the nearest date thereto, if the exchange rate was not publicized on that date):

	2010	2009	2008
March 31	3.713	4.1880	3.5530
June 30	3.875	3.9190	3.3520
September 30	3.665	3.7580	3.4210
December 31	3.549	3.7750	3.8020

(ii)	Valuation and Qualifying Accounts

VALUATION AND QUALIFYING ACCOUNTS For the Three Years Ended December 31, 2010 (U.S. $ in thousands)

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
Year ended December 31, 2010	$1,400	$258	$410	$--	$2,068

Year ended December 31, 2009	$300	$1,235	$(135)	$--	$1,400

Year ended December 31, 2008	$--	$300	$--	$--	$300

ALLOWANCE IN RESPECT OF CARRYFORWARD TAX LOSSES:

	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
Year ended December 31, 2010	$30,728	$851	$--	$--	$31,579

Year ended December 31, 2009	$26,413	$4,315	$--	$--	$30,728

Year ended December 31, 2008	$24,474	$1,939	$--	$--	$26,413

(iii)	Reports of Other Certified Public Accountants filed pursuant to Rule 2-05 of Regulation S-X:

Bay Heart Ltd.
Chemship B.V.
Finlog B.V.

Exhibit 3 - Articles of Incorporation and By-Laws

3a.
Amended and Restated Certificate of Incorporation of Ampal-American Israel Corporation, dated May 28, 1997. (Filed as Exhibit 3a. to Form 10-Q, for the quarter ended June 30, 1997, filed with the SEC on August 14, 1997 and incorporated herein by reference, File No. 0-5380).

3b.	Certificate of Amendment of Certificate of Incorporation, dated July 18, 2006 (Filed as Exhibit 3.1 to Form 8-K, filed with the SEC on July 21, 2006, and incorporated herein by reference).

3c.	Certificate of Amendment of Certificate of Incorporation, dated February 7, 2007 (Filed as Exhibit 3.4 to Form S-3, filed with the SEC on February 28, 2007, and incorporated herein by reference).

3d.	By-Laws of Ampal-American Israel Corporation as amended, dated February 14, 2002 (Filed as Exhibit 3b. of Form 10-K, filed with the SEC on March 27, 2002, and incorporated herein by reference).

Exhibit 4 - Instruments Defining the Rights of Security Holders, Including Indentures

4a.	Form of Indenture dated as of November 1, 1984. (Filed as Exhibit 4a. to Registration Statement No. 2-88582 and incorporated herein by reference).

4b.	Form of Indenture dated as of May 1, 1986. (Filed as Exhibit 4a. to Pre-Effective Amendment No. 1 to Registration Statement No. 33-5578 and incorporated herein by reference).

4c.
English translation of the original Hebrew language Trust Deed dated November 20, 2006 between Ampal-American Israel Corporation and Hermetic Trust (1975) Ltd. for debt offering. (Filed as Exhibit 4c to Form 10-K for the fiscal year ended December 31, 2006, filed with the SEC on April 2, 2007, and incorporated herein by reference, File No. 000-00538).

4d.
English translation of the original Hebrew language Trust Deed dated April 6, 2008, between Ampal-American Israel Corporation and Clal Finance Trustees 2007 Ltd., as amended, for Series B debentures offering in Israel (Filed as Exhibit 4.a to Form 10-Q, filed with the SEC on May 7, 2008, and incorporated herein by reference).

Exhibit 10 - Material Contracts

10a.
The Company’s 2000 Incentive Plan (Filed as an exhibit to the Company’s Proxy Statement for the 2000 Annual Meeting of Shareholders, filed with the SEC on June 7, 2000, and incorporated herein by reference).*

10b.
Amendment to the Company’s 2000 Incentive Plan adopted by the Board of Directors on February 14, 2002. (Filed as Exhibit 10i to Form 10-K, filed with the SEC on March 27, 2003, and incorporated herein by reference). *

10c.
Compensation and Indemnification Agreement, dated as of December 13, 2004, between Ampal-American Israel Corporation and each of Mr. Yehuda Karni, Mr. Eitan Haber and Mr. Menachem Morag. (Filed as Exhibit 10j to Form 10-K, filed with the SEC on March 15, 2005, and incorporated herein by reference).

10d.
Omnibus Agreement, dated as of December 1, 2005, between Merhav Ampal Energy Ltd. and Merhav M.N.F. Ltd. (Filed as Exhibit 10l to Form 10-K, filed with the SEC on March 29, 2006, and incorporated herein by reference).

10e.	Form of Option Agreement pursuant to the 2000 Incentive Plan (Filed as Exhibit 99.1 to Form 8-K, filed with the SEC on October 11, 2005, and incorporated herein by reference). *

10f.
Form of Option Agreement for December 12, 2006 grants pursuant to the 2000 Incentive Plan. (Filed as Exhibit 10o to Form 10-K for the fiscal year ended December 31, 2006, filed with the SEC on April 2, 2007, and incorporated herein by reference, File No. 000-00538). *

10g.
Stock Purchase Agreement between Merhav Ampal Energy Ltd. and Merhav M.N.F. Ltd., dated August 1, 2006 (Filed as Exhibit 10 to Form 8-K, filed with the SEC on August 3, 2006, and incorporated herein by reference).

10h.
Stock Purchase Agreement between Merhav Ampal Energy Ltd. and Merhav M.N.F. Ltd., dated November 28, 2006 (Filed as Exhibit 10.1 to Form 8-K, filed with the SEC on December 1, 2006, and incorporated herein by reference).

10i.
Agreement of Certain Shareholders between Merhav Ampal Energy Ltd. and Merhav M.N.F. Ltd. dated August 1, 2006. (Filed as Exhibit 10r to Form 10-K for the fiscal year ended December 31, 2006, filed with the SEC on April 2, 2007, and incorporated herein by reference, File No. 000-00538).

10j.
Form of Convertible Promissory Note between Ampal-American Israel Corporation and Merhav M.N.F. Ltd. (Filed as Exhibit 10.2 to Form 8-K, filed with the SEC on December 1, 2006, and incorporated herein by reference).

10k.
English translation of the original Hebrew language Form of Employment Agreement for each of Yosef A. Maiman, Jack Bigio, Irit Eluz, Yoram Firon and Amit Mantsur . (Filed as Exhibit 10x to Form 10-K for the fiscal year ended December 31, 2006, filed with the SEC on April 2, 2007, and incorporated herein by reference, File No. 000-00538). *

10l.
Understanding for the Repayment of a Foreign Currency Loan between Bank Hapoalim BM and Ampal (Israel) Ltd. dated April 26, 2007. (Filed as Exhibit 10.1 to Form 10-Q, filed with the SEC on May 15, 2007, and incorporated herein by reference).

10m.
Letter of Understanding between Bank Hapoalim BM and Ampal Israel (Ltd), dated April 26, 2007. (Filed as Exhibit 10.2 to Form 10-Q, filed with the SEC on May 15, 2007, and incorporated herein by reference).

10n.
Letter of Understanding between Bank Hapoalim BM and Ampal-American Israel Corporation, dated April 26, 2007 (Filed as Exhibit 10.3 to Form 10-Q, filed with the SEC on May 15, 2007, and incorporated herein by reference).

10o.
Agreement among Ampal Industries Inc., Phoenix Holdings Ltd. and Golden Meybar (2007) Ltd., dated July 10, 2007 (Filed as Exhibit 10.2 to Form 10-Q, filed with the SEC on August 8, 2007, and incorporated herein by reference).

10p.
Agreement between Merhav Ampal Energy Ltd. and Netherlands Industrial Chemical Enterprises B.V., dated November 20, 2007, to purchase a 65.5% controlling interest in Gadot Chemical Tankers and Terminals Ltd. (Filed as Exhibit 10ee to Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on March 17, 2008, and incorporated herein by reference, File No. 000-00538).

10q.
Credit Facility between Merhav Ampal Energy Ltd. and Israel Discount Bank Ltd., dated November 29, 2007, for the funding of the Gadot transaction (Filed as Exhibit 10ff to Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on March 17, 2008, and incorporated herein by reference, File No. 000-00538).

10r.
Option Agreement between the Company and Merhav M.N.F. Ltd., dated December 25, 2007, providing Ampal with the option to acquire up to a 35% equity interest in a sugarcane ethanol production project in Colombia (Filed as Exhibit 10gg to Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on March 17, 2008, and incorporated herein by reference, File No. 000-00538).

10s.
Amended Option Agreement between the Company and Merhav M.N.F. Ltd., dated December 25, 2008, providing Ampal with the option to acquire up to a 35% equity interest in a sugarcane ethanol production project in Colombia (Filed as Exhibit 10ee to Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on March 5, 2009, and incorporated herein by reference, File No. 000-00538).

10t.
Promissory Note, dated as of December 25, 2007, by Merhav M.N.F. Ltd. in favor of Ampal (Filed as Exhibit 10hh to Report on Form 10-K for the fiscal year ended December 31, 2007 and incorporated herein by reference, File No. 000-00538).

10u.
Amended and Restated Promissory Note, dated as of December 25, 2008, by Merhav M.N.F. Ltd. in favor of Ampal (Filed as Exhibit 10.3 to Form 10-Q, filed with the SEC on August 4, 2010, and incorporated herein by reference).

10v.
Pledge Agreement, dated December 25, 2007, between Merhav M.N.F. Ltd. and Ampal (Filed as Exhibit 10ii to Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on March 17, 2008, and incorporated herein by reference, File No. 000-00538).

10w.
Guaranty Agreement, dated December 25, 2008, between Yosef A. Maiman, Merhav M.N.F. Ltd. and Ampal (Filed as Exhibit 10ii to Form 10-K for the fiscal year ended December 31, 2008,. filed with the SEC on March 5, 2009, and incorporated herein by reference, File No. 000-00538).

10x.
Form of Stock Option Certificate pursuant to the 2000 Incentive Plan for Repricing of Options on December 8, 2008 (Filed as Exhibit 10.1 to Form 8-K, filed with the SEC on December 12, 2008, and incorporated herein by reference).*

10y.
Form of Stock Option Certificate pursuant to the 2000 Incentive Plan for Options Granted on December 8, 2008 (Filed as Exhibit 10.2 to Form 8-K, filed with the SEC on December 12, 2008, and incorporated herein by reference).*

10z.
English translation of Hebrew Language Employment Agreement between Gadot Chemical Tankers and Terminals Ltd. and Erez I. Meltzer, dated April 13, 2009 (Filed as Exhibit 10.1 to Form 8-K, filed with the SEC on April 14, 2009, and incorporated herein by reference).*

10aa.
Asset Purchase Agreement, dated November 16, 2009, as amended on January 26, 2010, between Merhav Ampal Energy Ltd. (on behalf of 012 Smile Telecom Ltd.) and 012 Smile Communications Ltd. (Filed as Exhibit 10aa to Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 8, 2010, and incorporated herein by reference, File No. 000-00538).

10bb.
English translation of the original Hebrew language 012 Credit Facility, dated January 31, 2010, between 012 Smile Telecom Ltd., Bank Leumi Le'Israel B.M. and Israel Discount Bank Ltd. (Filed as Exhibit 10bb to Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 8, 2010, and incorporated herein by reference, File No. 000-00538).

10cc.
English translation of the original Hebrew language 012 Loan Agreement, dated January 31, 2010, between Merhav Ampal Energy Ltd., 012 Smile Telecom Ltd., Harel Insurance Company Ltd. and its affiliates and Menora Mivtachim Insurance Ltd. and its affiliates. (Filed as Exhibit 10cc to Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 8, 2010, and incorporated herein by reference, File No. 000-00538).

10dd.
Option Exercise Agreement, dated December 31, 2009, between Ampal and Merhav M.N.F. Ltd., pursuant to which Ampal exercised its option to convert Ampal’s existing loan into a 25% equity interest in the sugarcane ethanol production project in Colombia. (Filed as Exhibit 10dd to Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 8, 2010, and incorporated herein by reference, File No. 000-00538).

10ee.
Share Purchase Agreement, dated October 13, 2010, by and among Partner Communications Company Ltd., Merhav Ampal Energy Ltd. and 012 Smile Telecom Ltd., as amended on February 15, 2011, February 20, 2011, February 28, 2011 and March 3, 2011.

10ff.
Stock Purchase Agreement between Gadot Chemical Tankers and Terminals Ltd. and Mr. Yosef A. Maiman, dated June 15, 2010 (Filed as Exhibit 10.1 to Form 10-Q, filed with the SEC on August 4, 2010, and incorporated herein by reference).

10gg.
Assignment and Assumption Agreement between Gadot Chemical Tankers and Terminals Ltd. and Gadot Sales and Distribution Ltd., dated July 1, 2010 (Filed as Exhibit 10.2 to Form 10-Q, filed with the SEC on August 4, 2010, and incorporated herein by reference).

10hh.	Amendment to Colombia Ethanol Project Option Agreement, dated December 31, 2010

* Management contract, compensatory plan or arrangement.

Exhibit 11 - Statement re Computation of Earnings Per Share

Exhibit 21 - Subsidiaries of the Registrant

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

Country Club Kfar Saba Ltd., an Israeli company

Merhav Ampal Energy Limited Partnership, an Israeli limited partnership

Merhav Ampal I.I.F General Partner Ltd, an Israeli company

Global Wind Energy Israel Ltd., an Israeli company

Global Wind Energy Cyprus Limited, a Cyprus company

Global Wind Energy Cyprus Poland Limited, a Cyprus company (47.5%)

CL-AM Argithea Public Limited Energy Company, a Greek company

GWE Renex Aioliki Karditsas SA, a Greek company  (43.225%)

Global Wind Energy Poland  Sp. z o.o. , a Polish company

Global Wind Energy Poland 2 Sp. z o.o., a Polish company

KWE SP. Z O.O., a Polish company (23.75%)

Gadot Chemicals Tankers & Terminals Ltd., an Israeli company

Gadot Chemicals Terminals (1985) Ltd., an Israeli company

Gadot Sales & Distribution Ltd., an Israeli company

Gadot Yam Chemical Shipping Ltd., an Israeli company

GCT Ltd., a Connecticut corporation

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

Chyma Hellas S.A. Greece, a Greek company

Finlog B.V. (Holding), a Dutch company

VLS Group Germany GmbH, a German company

Vopak Logistic Services Pernis B.V., a Dutch company

VLS Group Pernis B.V., a Dutch company

VLS Moerdijk B.V., a Dutch company

Chemical Sailor Ltd., a Maltese Company

Chemical Marketer Shipping limited., a Maltese Company

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

Gadko Logistics Ltd., an Israeli company

Tanco International Ltd., an Israeli company

Packer Shipping Ltd., an Israeli company

Conmart (Ship Agents) Ltd., an Israeli company

FCC Shipping Ltd., an Israeli company

Zurgadim Ltd., an Israeli company

Merhav Agro Ltd., an Israeli company

Gadot Solar Solutions Ltd., an Israeli company

Atyah Solar Ltd., a Cypriot company

Ghent Holdings Ltd., an Israeli company

VLS-Group Ghent BVBA., a Belgian company

Chemipharm Agencies Limited Partnership, an Israeli limited partnership

Fingad Shipping Ltd, an Israeli company

Chemship B.V., a Dutch company

Chem-Tankers CV, a Dutch company

Gadot Storage & Handling Co., an Israeli company

Cooperatie G.C.T Ghent U.A, a Dutch company

ADPO Ghent N.V., a Belgian company

BAX Holding B.V., a Dutch company

Bax Aromatics BV., a Dutch company

GCT Holding B.V., a Dutch company

LLS, an Israeli company

Logsource, a German company

Savitar Ebergy systems Ltd., an Israeli company

Gadot - Yarok Geva project Ltd, an Israeli company

Exhibit 23 - Consents of Experts and Counsel:

23.1	Kesselman & Kesselman CPAs (Isr), a member of PricewaterhouseCoopers International Limited	E-23.1

23.2	Brightman Almagor & Co., Certified Public Accountants, a member firm of Deloitte Touche Tohmatsu	E-23.2

23.3	Mazars Paardekooper Hoffman Accountants N.	E-23.3

23.4	Mazars Paardekooper Hoffman Accountants N.V	E-23.4

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

Exhibit 32.2 - Certification of Irit Eluz pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of March, 2011.

AMPAL-AMERICAN ISRAEL CORPORATION

By:	/s/ YOSEF A. MAIMAN
Yosef A. Maiman, Chief Executive
Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ YOSEF A. MAIMAN	Chairman of the Board of Directors, President & CEO	March 17, 2011
Yosef A. Maiman

/s/ LEO MALAMUD	Director	March 17, 2011
Leo Malamud

/s/ DR. JOSEPH YERUSHALMI	Director	March 17, 2011
Dr. Joseph Yerushalmi

/s/ DR. NIMROD NOVIK	Director	March 17, 2011
Dr. Nimrod Novik

/s/ YEHUDA KARNI	Director	March 17, 2011
Yehuda Karni

/s/ MENAHEM MORAG	Director	March 17, 2011
Menahem Morag

/s/ JOSEPH GEVA	Director	March 17, 2011
Joseph Geva

/s/ EREZ I. MELTZER	Director	March 17, 2011
Erez I. Meltzer

/s/ DANIEL VAKNIN	Director	March 17, 2011
Daniel Vaknin

/s/ GIDEON WEINSTEIN	Director	March 17, 2011
Gideon Weinstein

/s/ IRIT ELUZ	Director, CFO, Senior Vice President – Finance and Treasurer (Principal Financial Officer)	March 17, 2011
Irit Eluz

/s/ ZAHI BEN-ATAV	VP Accounting & Controller (Principal Accounting Officer)	March 17, 2011
Zahi Ben-Atav

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Ampal-American Israel Corporation

In our opinion, based on our audits and the reports of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and changes in equity present fairly, in all material respects, the financial position of Ampal-American Israel Corporation and subsidiaries (the “Company”) at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9(A) of the 2010 Annual Report to Shareholders.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We did not audit the financial statements of certain consolidated subsidiaries whose statements reflect revenues in amount of $148.5 million for the year ended December 31, 2008. We did not audit the financial statements of affiliated companies, the Company's interest in which, as reflected in the balance sheet is of $6,209 thousands and $5,894 thousands as of December 31, 2010 and 2009, respectively and total share in equity loss of ($972) ,($1,814) and ($2,429) for each of the three years in the period ended December 31, 2010.  The financial statements of those consolidated subsidiaries and affiliated companies were audited by other auditors whose reports thereon have been furnished to us, and our opinion on the financial statements expressed herein, insofar as it relates to the amounts included for those companies, is based solely on the reports of the other auditors. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, as of January 1, 2009 the Company changed the manner in which it accounts for non-controlling interests.

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

Tel-Aviv, Israel	/s/ Kesselman & Kesselman
March 17, 2011	Certified Public Accountants (Isr.)
A member firm of PricewaterhouseCoopers International Limited

 Kesselman & Kesselman, Trade Tower, 25 Hamered Street, Tel-Aviv 68125, Israel, P.O Box 452 Tel-Aviv 61003  Telephone: +972 -3- 7954555, Fax:+972 -3- 7954556, www.pwc.co.il

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Assets As At
	December 31, 2010	December 31, 2009 (*)
	(U.S. Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$33,341	$71,484
Marketable securities (Note 2(b))	890	29,345
Accounts receivable (Net of allowance for doubtful amounts $2,068 and $1,400)	113,837	109,692
Deposits, notes and loans receivable	14,053	10,102
Inventories	34,810	33,204
Other assets	29,283	20,633
Held for sale assets (Note 16)	412,239	--
Total current assets	638,453	274,460
Non-current assets:
Investments (Notes 2, 3 and 17)	371,751	371,704
Fixed assets, less accumulated depreciation of $32,633 and $22,510 (Note 8)	196,361	149,973
Deposits, notes and loans receivable	43,338	35,154
Deferred taxes	41,422	31,065
Other assets	18,617	15,274
Goodwill (Note 7)	70,670	67,056
Intangible assets (Note 6)	17,063	15,355
Total Non-current assets	759,222	685,581

TOTAL ASSETS	$1,397,675	$960,041

* Retroactively adjusted to reflect acquisition under common control (see Note 3)

The accompanying notes are an integral part of these consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)

	Liabilities and Equity As At
	December 31, 2010	December 31, 2009(*)
	(U.S. Dollars in thousands)
LIABILITIES
Current liabilities:
Notes and loans payable and current maturities of long term loans (Note 9)	$195,342	$179,496
Accounts payable, accrued expenses and others (Note 11)	102,104	109,917
Debentures - current maturities (Note 10)	14,749	--
Held for sale liabilities (Note 16)	292,240	--
Total current liabilities	604,435	289,413
Long term liabilities:
Notes and loans payable (Note 9)	218,023	126,905
Notes to non-related limited partners	103,274	97,091
Debentures (Note 10)	265,590	215,325
Deferred taxes	13,775	3,481
Other long term liabilities (Note11)	14,030	11,272
Total long term liabilities	614,692	454,074
Total liabilities	1,219,127	743,487
Commitments and Contingencies (Note 19)

EQUITY (Note 12)
Ampal shareholders' equity:
Class A Stock $1 par value; December 31, 2010 and 2009, respectively authorized 100,000,000 and 100,000,000 shares; issued 63,277,321 and 63,277,321 shares, respectively; outstanding 56,133,764 and 56,133,764 shares, respectively	63,277	63,277

Additional paid-in capital	182,924	184,287

Retained earnings	(32,316)	12,426

Accumulated other comprehensive loss (income)	103	(14,598)

Treasury stock, at cost (December 31, 2010 and 2009, 7,143,557)	(28,763)	(28,763)

Total Ampal shareholders’ equity	185,225	216,629

Noncontrolling interest	(6,677)	(75)

Total equity	178,548	216,554

TOTAL LIABILITIES AND EQUITY	$1,397,675	$960,041

* Retroactively adjusted to reflect acquisition under common control (see Note 3)

The accompanying notes are an integral part of these consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended December 31,
	2010	2009(*)	2008(*)
	(U.S. Dollars in thousands, except per share data)
REVENUES:
Chemical income	$496,551	$414,468	$539,383
Real estate income	332	237	53
Realized gains on investments	935	870	1,291
Realized and unrealized gains (losses) on marketable securities	534	250	(37)
Gain (loss) on sale of fixed assets	43	(156)	(6)
Interest income	925	3,553	4,522
Leisure-time income	2,980	2,700	2,770
Gain from redemption of debt, gain from change in ownership interest in a subsidiary and other income	2,662	3,834	14,519
Total revenues	504,962	425,756	562,495

EXPENSES:
Chemical expense - cost of goods sold	451,490	373,962	499,544
Real estate expenses	704	769	50
Equity in losses of affiliates (Note 17)	932	1,214	1,409
Loss from impairment of investments and real estate	75	447	-
Interest expenses	44,233	33,159	41,230
Translation loss (gain)	20,159	(5,399)	(13,183)
Marketing expenses	6,044	6,917	10,819
General, administrative and other expenses	59,648	44,997	43,114
Total expenses	583,285	456,065	582,983
Loss from continuing operations before income taxes	(78,323)	(30,309)	(20,488)
Income tax benefit (Note 15)	(7,071)	(10,403)	(6,022)
Net loss from continuing operations after tax benefits	(71,252)	(19,906)	(14,466)
Discontinued operations:
Income from discontinued operations, net of tax	19,903	--	--
	19,903	--	--
Net loss for the year	$(51,349)	$(19,906)	$(14,466)
Less: Net loss attributable to noncontrolling interests	6,607	425	(1,400)
Net loss attributable to Ampal's shareholders	(44,742)	(19,481)	(15,866)

Basic and diluted EPS (Note 14):
Loss from continuing operations attributable to Ampal's shareholders	(1.15)	(0.35)	(0.27)
Discontinued operations attributable to Ampal's shareholders	0.35	--	--
	$(0.80)	$(0.35)	$(0.27)

Shares used in calculation (in thousands)	56,134	56,151	57,755

* Retroactively adjusted to reflect acquisition under common control (see Note 3)

The accompanying notes are an integral part of these consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended December 31,
	2010	2009(*)	2008(*)
	(U.S. Dollars in thousands)
Cash flows from operating activities:
Net loss	$(51,349)	$(19,906)	$(14,466)
Net income from discontinued operations	(19,903)	--	--
Loss from continuing operations	(71,252)	(19,906)	$(14,466)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in losses of affiliates	932	1,214	1,409
Gains on investments, net	(1,469)	(1,125)	(1,252)
Loss (gain) on sale of fixed assets	(43)	156	6
Depreciation and amortization expense	18,373	16,303	13,078
Impairment of investments	75	447	--
Non cash stock based compensation	547	1,066	1,365
Translation (gain) loss	20,159	(5,399)	(13,183)
Decrease (increase) in other assets	(12,302)	(8,073)	1,466
Decrease (increase) in inventories	(1,093)	5,591	(5,491)
Decrease (increase) in accounts receivable	(117)	9,888	(3,612)
Increase (decrease) in accounts payable, accrued expenses and other	20,255	(1,794)	14,509
Investments made in trading securities	--	--	(81)
Proceeds from sale of trading securities	1,760	2,417	2,212
Gain from change in ownership interest in a subsidiary	--	--	(490)
Dividends received from affiliates	938	1,357	4,620

Net cash provided by (used in) operating activities of continuing operations	(23,237)	2,142	90

Cash flows from investing activities:
Deposits, notes and loans receivable collected	10,500	14,484	9,686
Deposits, notes and loans receivable granted	(17,792)	(384)	(54,552)
Purchase and improvements of fixed assets	(6,567)	(44,324)	(42,446)
Investments made in available for sale shares	(3,836)	(19,314)	(47,744)
Investments made in Gadot	--	--	(41,184)
Acquisition of ADPO and Agro, net of cash (1)	(62,304)	--	--
Investments made in affiliates and others	(4,049)	(1,906)	(13,699)
Proceeds from sale of available for sale shares	31,398	42,512	12,654
Proceeds from disposal of investments:
Affiliate and others	2,059	918	2,211
Proceeds from sale of fixed assets	463	869	3,948

Net cash used in investing activities of continuing operations	(50,128)	(7,145)	(171,126)

 (1) Assets and liabilities purchased in acquisitions of ADPO and Agro - see Note 3

* Retroactively adjusted to reflect acquisition under common control (see Note 3)

The accompanying notes are an integral part of these consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended December 31,
	2010	2009(*)	2008(*)
	(U.S. Dollars in thousands)
Cash flows from financing activities:
Proceeds from notes and loans payable issued	$114,668	$31,633	$120,154
Notes and loans payable repaid	(21,014)	(17,050)	(66,041)
Proceeds from exercise of stock options and warrants	--	--	290
Debentures repaid and shares repurchased (mainly debentures)	(2,280)	(11,681)	(23,686)
Debentures issued	45,009	--	--
Distribution to noncontrolling interests	--	(1,404)	--
Dividends paid	(1,399)	--	--
Acquisition of noncontrolling interests	(476)	--	--
Proceeds from issuance of debentures	--	--	166,856
Deferred expense relating to issuance of debentures	--	--	(2,575)
Distribution from partnership to noncontrolling interests	--	--	(407)

Net cash provided by financing activities of continuing operations	134,508	1,498	194,591
Effect of exchange rate changes on cash and cash equivalents of continuing operations	4,674	6,271	896

Cash flows from discontinued operations:
Cash provided by operating activities of discontinued operations	49,168	--	--
Cash used in investing activities of discontinued operations	(350,497)	--	--
Cash provided by financing activities of discontinued operations	204,439	--	--
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	1,781	--	--
Net cash used in discontinued operations	(95,109)	--	--

Net increase (decrease) in cash and cash equivalents	(29,292)	2,766	24,452
Cash and cash equivalents at beginning of year	71,484	68,718	44,267

Cash and cash equivalents at end of the year	42,192	71,484	68,718
Less cash and cash equivalents of discontinued operations at end of the year	8,851	--	--
Cash and cash equivalents of continuing operations at end of the year	$33,341	$71,484	$68,718

Supplemental Disclosure of Cash Flow Information:
Interest paid	26,543	28,425	27,641

Income taxes paid	$30	$30	$60

Non-cash activities:
Accounts payable in respect of fixed assets	$3,082	$--	$--

* Retroactively adjusted to reflect acquisition under common control (see Note 3)

The accompanying notes are an integral part of these consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. Dollars in thousands)

	Equity attributable to Ampal-American Israel Corporation shareholders
	Class A stock
	Number of shares*	Amount	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Non-controlling interests	Total equity

BALANCE AT JANUARY 1, 2010 (**)	63,277	63,277	184,287	12,426	(14,598)	(28,763)	(75)	216,554
CHANGES DURING 2010:
Net loss for the year				(44,742)			(6,607)	(51,349)
Unrealized loss from marketable securities					35			35
Foreign currency translation adjustments					14,666		5	14,671
Total comprehensive loss								(36,643)
Acquisition of noncontrolling interests			(870)					(870)
Dividends paid			(1,337)					(1,337)
Share based compensation expense			844					844
BALANCE AT DECEMBER 31, 2010	63,277	63,277	182,924	(32,316)	103	(28,763)	(6,677)	178,548

*In thousands

(**) Retroactively adjusted to reflect acquisition under common control (see Note 3)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. Dollars in thousands)

	Equity attributable to Ampal-American Israel Corporation shareholders
	Class A stock
	Number of shares*	Amount	Additional paid in capital(**)	Retained earnings(**)	Accumulated other comprehensive income (loss) (**)	Treasury stock	Non-controlling interests(**)	Total equity

BALANCE AT JANUARY 1, 2009	63,277	63,277	184,424	31,907	(17,858)	(28,500)	869	234,119
CHANGES DURING 2009:
Net Loss for the year				(19,481)			(425)	(19,906)
Unrealized gain from marketable securities					880			880
Foreign currency translation adjustments					2,380		(519)	1,861
Total comprehensive loss								(17,165)
Dividend paid			(858)					(858)
Purchase of 292,103 shares						(263)		(263)
Share based compensation expense			721					721
BALANCE AT DECEMBER 31, 2009	63,277	63,277	184,287	12,426	(14,598)	(28,763)	(75)	216,554

*In thousands

 (**) Retroactively adjusted to reflect acquisition under common control (see Note 3)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. Dollars in thousands)

	Equity attributable to Ampal-American Israel Corporation shareholders
	Class A stock
	Number of shares*	Amount	Additional paid in capital(**)	Retained earnings(**)	Accumulated other comprehensive income (loss)(**)	Treasury stock	Non-controlling interests	Total equity

BALANCE AT JANUARY 1, 2008	63,277	63,277	189,899	47,931	(14,821)	(27,874)	23,206	281,618
CHANGES DURING 2008:
Net Loss for the year				(15,866)			1,400	(14,466)
Unrealized gain from marketable securities					(1,379)			(1,379)
Foreign currency translation adjustments					(1,658)		(23,737)	(25,395)
Total comprehensive loss								(41,240)
Dividend paid			(6,839)					(6,839)
Reissuance of 89,750 treasury stock for exercise of stock option				(158)		449		291
Reissuance of 89,750 treasury						(1,075)		(1,075)
Share based compensation expense			1,364					1,364
BALANCE AT DECEMBER 31, 2008	63,277	63,277	184,424	31,907	(17,858)	(28,500)	869	234,119

*In thousands

(**) Retroactively adjusted to reflect acquisition under common control (see Note 3)

The accompanying notes are an integral part of these consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

(a)	General

(1)	Ampal-American Israel Corporation is a New York corporation founded in 1942. The Company primarily acquires interests in businesses located in the State of Israel or that are Israel-related.

(2)	As used in these financial statements, the term “the Company” refers to Ampal-American Israel Corporation (“Ampal”) and its consolidated subsidiaries. As to segment information see Note 18.

(3)	The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

(4)
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(b)	Consolidation

The consolidated financial statements include the accounts of Ampal and its controlled and majority-owned entities. Inter-company transactions and balances are eliminated in consolidation.

In December 2007, the FASB established new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and separate from the parent company’s equity. Once a controlling interest has been acquired, any subsequent acquisitions or dispositions of noncontrolling interests that do not result in a change of control are accounted for as equity transactions. Assets and liabilities acquired are measured at fair value only once, at the original acquisition date, (i.e., the date on which the acquirer gained control). Among other requirements, this guidance requires consolidated net income to be reported as including the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statements of operations of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. This guidance was effective for the Company commencing January 1, 2009.

(c)	Translation of Financial Statements in Foreign Currencies

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

On May 15, 2008, the Company entered into a SWAP agreement with respect to its Series B debentures, in the principal amount of $165.7 million, due 2016. As a result of this agreement the Company is currently paying an effective interest rate of LIBOR plus 5.12% on NIS 150 million (approximately $43.9 million) of these debentures, as compared to the original 6.6% fixed rate which is linked to the Israeli consumer price index.

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

(f)	Inventories

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

The Company evaluates its allowance for doubtful accounts by analyzing specifically identified receivables whose collection is doubtful.

(h)	Fixed assets

(i) These assets are stated at cost. Fixed assets of subsidiaries, which existed at the time of the subsidiary’s acquisition by the Company, are included at their fair value as of that date.

(ii) Depreciation is computed by the straight-line method, on the basis of the estimated useful life of the assets.

Annual rates of depreciation are as follows:

%
Vessels	7
Trailers	10 - 33.3
Land	--
Real estate	6.5
Storage tankers	4 - 10
Vehicles	15
Equipment	4-33
Leasehold improvement	*

*Leasehold improvements are amortized by the straight-line method over the remaining term of the lease, which is shorter than the estimated useful life of the improvements.

(iii) Vessels are depreciated over their estimated useful lives. For the purpose of computing the depreciation, an estimation of the salvage value was deducted from the depreciable base of the ships.

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

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized, but is tested for impairment on an annual basis and between annual tests in certain circumstances. The performance of the goodwill impairment test involves a two-step process. The first step involves comparing the fair value of the Company’s reporting units to their carrying values, including goodwill. The Company’s reporting units are based on geography, either at the operating segment level or one level below operating segments. The fair values of the reporting units are estimated using an average of a market approach and an income approach as this combination is deemed to be the most indicative of the Company’s fair value in an orderly transaction between market participants. In addition, the fair values estimated under these two approaches are validated against each other to ensure consistency. Under the market approach, the Company utilizes publicly-traded comparable company information, specific to the regions in which the reporting units operate, to determine revenue and earnings multiples that are used to value the reporting units adjusted for an estimated control premium. Under the income approach, the Company determines fair value based on estimated future cash flows of each reporting unit discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. The sum of the fair values of the reporting units is reconciled to the Company’s market capitalization adjusted for an estimated control premium. If the carrying value of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed by comparing the carrying value of the goodwill in the reporting unit to its implied fair value. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value. See Note 5-“Goodwill“ for additional information.

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

Cash equal to $1.5 million has been placed as a compensating balance for various loans provided to the Company.

(m)	Earning (loss) per share (EPS)

In 2010, 2009 and 2008, all outstanding stock options have been excluded from the calculation of the diluted loss per share because all such securities are anti-dilutive for these periods presented.

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

The Company records treasury shares repurchased at cost.

(q)	Discontinued Operations

On October 13, 2010, MAE and 012 Smile entered into a Share Purchase Agreement with Partner Communications Company Ltd. ("Partner"), whereby MAE agreed to sell all of the outstanding shares of 012 Smile.

 (i) Classification

We classified certain operations as discontinued using generally accepted accounting principles in the United States of America, as the associated operations and cash flows will be eliminated from our ongoing operations and we will not have any significant continuing involvement in their operations after the respective sale transactions. For all periods presented, all of the operating results for these operations were removed from continuing operations and are presented separately as discontinued operations, net of tax. The Notes to the Consolidated Financial Statements were adjusted to exclude discontinued operations unless otherwise noted.

(ii) Impairment Test

An impairment test on an asset group to be discontinued, held-for-sale, or otherwise disposed of is performed upon occurrence of a triggering event or when certain criteria are met (e.g., the asset can be disposed of within twelve months, appropriate levels of authority have approved the sale, and there is an active program to locate a buyer). Long-lived assets held-for-sale are recorded at the lower of their carrying amount or estimated fair value less cost to sell. If the carrying value of the assets held-for-sale exceeds the fair value less cost to sell, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets less cost to sell.

(iii) Revenue Recognition from Telecommunication

Revenue derived from usage of 012 Smile’s networks, including business, residential and carrier long distance traffic, data and Internet traffic services revenues, is recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed or product delivered and collectability of the resulting receivable is reasonably assured.

For traditional voice services, revenue is earned based on the number of minutes of a call and is recorded upon completion of a call. Revenue for a period is calculated based on information received through 012 Smile’s network switches. Revenue on prepaid calling cards is recognized as service is provided until expiration when all unused minutes, which are no longer available to customers, are recognized as revenue.

For broadband and data services, revenue is earned on a fixed monthly fee basis for the provision of services. Broadband and data services include monthly fees collected for the provision of dedicated and dial-up access at various speeds and bandwidths, and also web and server hosting. These fees are recognized as services are provided. 012 Smile records payments received in advance for services and services to be provided under contractual agreements, such as Internet broadband, as deferred revenue until such related services are provided.

012 Smile also offers value-added services including web faxing services, anti-spam and anti-virus protection. Generally, these enhanced features and data applications generate additional service revenues through monthly subscription fees or increased usage through utilization of the features and applications. Revenues from enhanced features and optional services are recognized when earned.

Revenues from sales of equipment such as routers, that are not contingent upon the delivery of additional products or services are recognized when products are delivered to and accepted by customers. Pursuant to Accounting Standards Codification (“ASC”) 605-25, "Multiple-Element Arrangements" (formerly Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables”), the Company determined that the sale of equipment with accompanying services constitutes a revenue arrangement with multiple deliverables. Accordingly, consideration received for equipment, that is not contingent upon the delivery of additional items (such as the services), is recognized as equipment revenue, based on their relative fair value, upon the delivery of the equipment to the subscriber and when all other revenue recognition criteria are met. Consideration for services is recognized as services revenue when earned.

012 Smile reports any taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between 012 Smile and a customer on a net basis (excluded from revenues).

(r)	Recently Issued Accounting Pronouncements

Accounting Standards Codification (“ASC”) 2009-13 (formerly EITF 08-1)

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

Note 2 – Investments

a.  Non-current investments

The balance of investments as of December 31, 2010 and 2009, are composed of the following items:

	As of December 31,
	2010	2009
	(U.S. Dollars in thousands)

EMG*	$361,323	$361,323

Investment in Affiliates	9,771	9,218

Other Investments	657	1,163

	$371,751	$371,704

 * The Company’s Financial Statements reflect a 16.8% interest in shares of EMG, with 8.2% held directly and 8.6% held through the Joint Venture (of which Ampal owns 50%).

b. Marketable securities

              The Company’s investments in marketable securities are mainly in government debentures and the Company classifies such investments as trading securities or available-for-sale securities.

(a)	Trading Securities

The cost and market values of trading securities at December 31, 2010 and 2009 are as follows:

		Cost	Unrealized Gains	Unrealized (Loss)	Market Value
		(U.S. Dollars in thousands)

Trading stocks	2010	$17	$10	$(2)	$25
Debentures	2010	$275	$81	$--	$356
		292	91	(2)	381

Trading stocks	2009	$17	$--	$(2)	$15
Debentures	2009	$1,945	$192	$--	$2,137
		1,962	192	(2)	2,152

(b)	Available-For-Sale Securities

		Cost	Unrealized Gains	Unrealized (Loss)	Market Value
		(U.S. Dollars in thousands)

Debentures	2010	$463	$46	$--	$509
		463	46	--	509

Debentures	2009	$28,602	$393	$(1,802)	$27,193
		28,602	393	(1,802)	27,193

Note 3 – Acquisitions and Dispositions

a)	From 2008 to 2010, the Company made the following investments:

1.	Option Agreement for Sugarcane Ethanol Project in Colombia

On December 31, 2009, Ampal signed an option exercise agreement (the “Exercise Agreement”) with Merhav (M.N.F) Ltd. (“Merhav”) pursuant to which it exercised, subject to certain conditions, its option (the “Option”) to convert Ampal’s existing loan to Merhav (consisting of $20 million of principal plus accrued interest) (the “Loan”) into a 25% equity interest in the sugarcane ethanol production project in Colombia (the “Project”) being developed by Merhav. The Loan is evidenced by an Amended and Restated Promissory Note, dated December 25, 2008 (the “Note”), issued by Merhav in favor of Ampal, and is secured by Merhav’s pledge of its shares of Class A Stock of Ampal, pursuant to that certain Pledge Agreement, dated December 24, 2007, between Merhav and Ampal (the “Pledge Agreement”). Merhav’s obligations under the Note are guaranteed by Mr. Yosef A. Maiman pursuant to a personal guaranty, dated as of December 25, 2008 (the “Guaranty”). The Option is evidenced by an Option Agreement, dated December 25, 2007, between Merhav and Ampal, as amended on December 25, 2008 (the “Option Agreement”). The Loan, Option and related transactions are summarized in the company's previously filed annual and periodic reports.

Pursuant to the Exercise Agreement, the conversion of the Loan into a 25% equity interest in the Project will take the form of the issuance to Ampal of 25% of all of the issued and outstanding equity interests in Merhav Renewable Energies Limited, a Cyprus corporation and subsidiary of Merhav (“Merhav Energies”). The purchase price for the 25% equity stake in Merhav Energies, to be paid at closing, is the outstanding balance of the Note on December 31, 2009, or approximately $22.3 million. The closing of the purchase of the 25% equity stake and the conversion of the Loan is subject to, among other things, (i) the initial disbursement of (or other evidence of) long term debt financing for the Project obtained from Banco do Brasil or any other unaffiliated third party lender (the date such financing is obtained, the “Qualified Financing Date”), (ii) the payment in full of all outstanding amounts due and payable under the Note, and (iii) the delivery at closing of the Shareholders’ Agreement (as defined below) by Merhav and Ampal, setting forth certain agreements relating to the governance of Merhav Energies. At closing, the Note and the Guaranty shall be cancelled and the pledge of Merhav’s shares of Class A Stock under the Pledge Agreement shall be released. The closing was to occur on the Qualified Financing Date or as soon as practicable thereafter, but no later than December 31, 2010 (the "Termination Date"). Since the Qualified Financing Date did not occur prior to December 31, 2010, on December 31, 2010, the parties amended the Exercise Agreement such that the Termination Date and the maturity date of the Note was extended to December 31, 2011. On December 31, 2010 all the rights and obligations of Ampal in the Project were assigned to MAE.

The Exercise Agreement contains other customary closing conditions, as well as customary representations and warranties.

Pursuant to the Exercise Agreement, the Note was amended to extend its maturity date to the earlier of the Qualified Financing Date or December 31, 2011. Additionally, Merhav and Ampal have agreed that, under certain circumstances, each will arrange for loans to Merhav Energies from time to time through third parties, directly or indirectly, for up to $15 million.

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

Merhav is a multinational corporation with interests in a range of sectors, including energy, infrastructure projects and agriculture. Merhav is a significant shareholder of Ampal and is wholly owned by Mr. Yosef A. Maiman, the President, CEO and member of the controlling shareholder group of Ampal. Because of the foregoing relationship, a special committee of the Board of Directors of Ampal composed of Ampal’s independent directors negotiated and approved the transaction. Houlihan Lokey Financial Advisors, Inc., which has been retained as financial advisor to the special committee, advised the special committee on this transaction.

2.	Gadot Chemical Tankers and Terminals Ltd. (“Gadot”)

On December 3, 2007, Ampal completed its acquisition of 65.5% of the control and ownership (63.66% on a fully diluted basis) of Gadot through its wholly owned subsidiary Merhav Ampal Energy Ltd. (“MAE”). The total consideration including direct transaction costs was $91.2 million. The cash consideration was financed with Ampal’s own resources and with borrowings in the amount of $60.7 million.

On June 3, 2008, Ampal completed its acquisition of an additional 14.98% of the outstanding ordinary shares (14.71% on a fully diluted basis) of Gadot. The total consideration was $17.7 million. The consideration was financed with Ampal’s own resources and with borrowings in the amount of $11.3 million.

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

3.	Global Wind Energy ("GWE")

Ampal invested in GWE $1.5 million, $0.6 million and $2.1 million in 2010, 2009 and 2008, respectively.

4.	Bay Heart Ltd. ("Bay Heart")

Ampal loaned to Bay Heart $0.9 million, $1.2 million and $8.6 million in 2010, 2009 and 2008, respectively.

5.	F.C.C. SHIPPING Ltd ("FCC")

In March 2009 Gadot purchased a 39% stake in the shipping agency FCC for the amount of $0.4 million. FCC was nominated as the exclusive agent in Israel of Hanjin Shipping, a Korean shipping company.

6.	Purchase of certain activities from Milchen Communications Ltd. ("Milchen")

In September 2008, Gadot purchased from Milchen a segment of its business as a sales agency in Israel representing well-known manufacturers, selling a wide range of products, including chemicals and polymers and other materials for the printing and press industry. Gadot purchased this segment for approximately $1.3 million, out of which approximately $0.4 million were paid for material inventory and approximately $0.9 million for goodwill.

7.	Merhav Agro Ltd.

On July 1, 2010, Gadot, through its subsidiary, completed the acquisition of all of the issued share capital of Merhav Agro Ltd. (“Agro”). Agro is a supplier of plant protection products, plant growth regulators and seeds in Israel.

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

FASB ASC 805, Business Combinations, excludes transfers of net assets or exchanges of equity interests between entities under common control. ASC 805 also states that transfers of net assets or exchanges of equity interests between entities under common control should be accounted for similar to the pooling-of-interests method (as-if pooling-of-interests) in that the entity that receives the net assets or the equity interests initially recognizes the assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity at the date of transfer. Because Gadot and Agro were under common control at the time of the acquisition, the transfer of assets and liabilities of Agro was accounted for at historical cost in a manner similar to a pooling-of-interests. For financial accounting purposes, the acquisition was viewed as a change in reporting entity and, as a result, required reclassification of the Company's financial statements for all periods subsequent to October 18, 2008, the date on which Agro was acquired. Accordingly, the Company's consolidated balance sheet as of December 31, 2009, the consolidated statements of operations for the year ended December 31, 2009 and 2008 and the statements of changes in equity and consolidated statements of cash flows for the year ended December 31, 2009 were reclassified to include Agro. Agro's financial data has been included in the Chemicals segment.

In as-if pooling-of-interests accounting, financial statements of the previously separate companies for periods under common control prior to the combination are reclassified on a combined basis to furnish comparative information. At December 31, 2009, the Company added net liabilities of $5.4 million. For the year ended December 31, 2009, the Company added revenue and net profit of $20.7 million and $1.3 million, respectively. For the year ended December 31, 2010, the Company added revenue and net income of $12.7 million and $2.1 million, respectively, to the pre-acquisition period.

8.	ADPO GHENT N.V.

On August 20, 2010, Gadot, through its subsidiary, acquired 100% of the issued and outstanding share capital of ADPO Ghent N.V. (“ADPO”) for a purchase price of €30 million (approximately $38.5 million). Gadot’s subsidiary obtained a long-term credit facility from Israel Discount Bank Ltd. for the financing of the purchase price.

ADPO owns and operates a chemical storage terminal in Ghent, Belgium over an area of 25 hectares of land, with a storage capacity of approximately 100,000 cubic meters. The Company believes that the acquisition will allow Gadot to expand its global business and maximize its ability to deliver products and services worldwide.

The following table summarizes the consideration paid for ADPO and the fair value of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Current assets	$8,826
Property, plant and equipment	47,125
Goodwill	221
Current liabilities	(4,890)
Deferred income taxes	(4,858)
Other long-term liabilities	(8,129)
Total consideration paid	$38,295

Goodwill consists of assembled workforce, as well as synergistic opportunities created by combining the operations of ADPO and the other subsidiaries of the Company. All of the goodwill was assigned to the Company’s Chemicals segment.

The Company expensed a total of $0.7 million of acquisition-related costs during the year ended December 31, 2010, which was recorded as general and administrative expenses in the consolidated statements of operations. None of the goodwill recognized is expected to be deductible for income tax purposes.

b)            From 2008 to 2010, Ampal made the following dispositions:

1.	The Company received proceeds in the total amount of $0.2 million, $0.3 million and $0.1 million from the sales of certain investments by FIMI in 2008, 2009 and 2010, respectively.

2.	During 2008, the Company received $0.6 million from the sale of certain assets by Ophir Holdings Ltd.

3.	The Company received $1.5 million and $0.5 million in 2008 and 2009, respectively, from the sale of its 50% holdings of Country Club Hod Hasharon Sport Center.

4.	In March 2008, the Company received $0.3 million from the sale of certain assets by PSINet Europe, one of the holdings of Telecom Partners.

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

The interest rate and foreign exchange contracts are held for purposes other than trading. They are used primarily to mitigate uncertainty and volatility, and in order to cover underlying exposures. A swap contract was entered into to convert some of the Company's New Israeli Shekel ("NIS") denominated debt in the amount of NIS 150 million ($43.9 million) into U.S. Dollar denominated debt and to convert Israeli interest rates into LIBOR interest rates.

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

Asset Derivatives
_________________________________________________________________________________

		(U.S. Dollars in thousands)
Derivative Instrument	Location	December 31, 2010	December 31, 2009
SWAP contracts	Other non-current assets	5,552	3,123
Exchange rate contracts	Other non-current assets	-	60

Liability Derivatives
_________________________________________________________________________________

		(U.S. Dollars in thousands)
Derivative Instrument	Location	December 31, 2010	December 31, 2009
Exchange rate contracts	Accounts payable, accrued expenses and others	-	39

Statements of Operations
_________________________________________________________________________________

		(U.S. Dollars in thousands)
		Fiscal Year Ended December 31,
Derivative Instrument	Location	2010	2009	2008
SWAP contracts	Translation gain (loss)	(1,562)	376	(998)
Interest rate SWAP contracts	Interest gain (loss)	3,991	5,731	(4,333)
Exchange rate contracts	Translation gain	-	728	802

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

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009 consisted of the following (in thousands):

Fair Value Measurements at:

	December 31, 2010			December 31, 2009
	Level 1	Level 2	Total	Level 1	Level 2	Total
Trading securities *	$381	$-	$381	$2,152	$-	$2,152
Available for sale securities *	509	-	509	27,193	-	27,193
Derivative assets **	-	5,552	5,552	-	3,183	3,183
Derivative liabilities **	-	-	-	-	(39)	(39)
Total	$890	$5,552	$6,442	$29,345	$3,144	$32,489

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

** See Note 4.

The fair value of notes and loans payable and deposits payable is estimated by discounting the future cash flows using the current rates offered by lenders for similar borrowings with similar credit ratings and for the same remaining maturities. The fair value of debentures outstanding is determined based market prices. Capital notes in the amount of $103.3 million that were issued to the limited partners, other than Ampal, in Merhav Ampal Energy Limited Partnership, have no maturity date, bear no interest and are not linked to any index.

The following table presents the carrying amount and fair value of financial assets and liabilities:

	As of December 31,
	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(U.S. Dollars in thousands)
Financial assets:
Cash and cash equivalents	$33,341	$33,341	$71,484	$71,484
Deposits, notes and loans receivable	57,391	57,391	45,256	45,256
Investments	890	890	29,345	29,345
	$91,622	$91,622	$146,085	$146,085
Financial liabilities:
Notes and loans payable	$516,639	$543,606	$403,492	$392,749
Debentures outstanding	280,339	301,114	215,325	210,435
	$796,978	$844,720	$618,817	$603,184

Note 6 – Intangible assets

The following table presents the components of the Company’s acquired intangible assets with definite lives:

		Original amount	Amortized balance
		December 31,	December 31,
	Weighted average amortization period	2010	2010	2009
	Years	U.S. Dollars in thousands
Options to purchase ships *	At time of exercise	$4,984	$2,990	$2,811	**
Ships leasing	2-4	8,872	1,646	3,037
Supplier relation	8-9	6,599	2,317	2,993
Licenses Agro	10	6,981	4,588	4,968
Software	6-7	5,547	1,985	10
Customer relation	18-19	5,282	3,537	1,536
Total identifiable intangible assets		38,266	17,063	15,355

Amortization expenses amounted to approximately $8,250, $6,126 and $3,733 (in thousands) for the years ended December 31, 2010, 2009 and 2008, respectively.

The estimated amortization expense relating to Ampal’s amortizable intangible assets existing as of December 31, 2010, for the five years period ending December 31, 2016 is approximately $10.7 million.

* The options expire in 2012.

** During 2009 one of the options to purchase ships was exercised and $1.9 million was reclassified from intangible assets to fixed assets.

Note 7 – Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009 are as follows:

 (U.S. Dollars in thousands)

Balance as of January 1, 2009	$66,626
Changes during 2009-
Translation differences	$430
Balance as of December 31, 2009	$67,056
Changes during 2010:
Goodwill acquired during the year	$63,832
Goodwill classified as held for sale assets	$(66,748)
Translation differences	$6,530
Balance as of December 31, 2010	$70,670

The Company recorded the goodwill as part of the purchase of Gadot and Gadot's subsidiaries.

Note 8 – Fixed assets

The balance of fixed assets as of December 31, 2010 and 2009 is comprised as follows:

	As of December 31,
	2010	2009
Cost:	(U.S. Dollars in thousands)

Vessels	$111,221	$108,289
Trailers	11,853	9,355
Land	10,543	3,455
Real estate	18,486	20,862
Tankers	66,897	19,971
Motor vehicles	748	1,290
Equipment	4,965	5,691
Leasehold improvement	4,281	3,570
	228,994	172,483

Accumulated depreciation	32,633	22,510
Fixed assets, net	$196,361	$149,973

Depreciation expenses amounted to approximately $10,123, $10,177 and $9,345 (in thousands) for the years ended December 31, 2010, 2009 and 2008, respectively.

Note 9 – Notes and Loans Payable

Notes issued to institutional investors in Israel (in the amount of $103.3 million), the convertible note issued to Merhav and other loans payable pursuant to bank borrowings are either in U.S. dollars, linked to the CPI in Israel or in unlinked New Israel Shekels, with interest rates varying depending upon their linkage provision and mature between 2009 and 2019.

The Company finances its general operations and other financial commitments through bank loans and institutional lenders. As of December 31, 2010, the outstanding indebtedness under these bank loans and notes issued to institutional investors totaled $516.6 million and the loans mature through 2011-2019.

As of December 31, 2010, the Company has a $5.0 million loan with Union Bank of Israel that bears interest at the rate of LIBOR plus 2% to be repaid in six annual installments commencing on April 2, 2008 and various other loan with Union Bank of Israel in the amount of $2.9 million bearing interest of 2.9% to be repaid until 2011.

The Company has a short term loan from Bank Hapoalim in the amount of $3.5 million, bearing interest of 2.89%, which is to be repaid by June 2011.

As of December 31, 2010, Gadot, a wholly owned subsidiary of Ampal, has short term loans, including current maturities, payable in the amount of $119.4 million and long term loans payable in the amount of $137.4 million. The various short term loans payable are either unlinked or linked to the USD or Euro and bear interest at rates between 2.3% to 6.5%. The various long term loans payable are either unlinked or linked to the CPI in Israel or linked to the USD or Euro and bear interest at rates between 1.5% to 9%.

As of December 31, 2010, the Company has two loans of approximately $43.7 million between MAE and Israel Discount Bank ("IDB"). The first loan is a revolving loan that has no principal payments and may be repaid in full or in part on December 31 of each year until 2019, when a single balloon payment will become due. The second loan also matures in 2019, has no principal payments for the first 1.5 years, and shall thereafter be paid in equal installments over the remaining 9.5 years of the term. Interest on both loans accrues at a floating rate equal to LIBOR plus 2% and is payable on a current basis. Ampal has guaranteed all the obligations of MAE under the Credit Facility and Ampal’s interest in Gadot has also been pledged to IDB as a security for the Credit Facility. Mr. Yosef Maiman has agreed to maintain ownership of a certain amount of the Company’s Class A Common Stock. The Credit Facility contains customary affirmative and negative covenants for credit facilities of this type. As of December 31, 2010, the outstanding indebtedness under these bank loans totaled approximately $83.5 million.

As of December 31, 2010 the Company has loan from Harel Insurance Company Ltd. and its affiliates (collectively, "Harel"), and Menora Mivtachim Insurance Ltd. and its affiliates (collectively, "Menora" and together with Harel, the "Institutional Lenders"), of NIS 220 million (or approximately $59 million) principal of the loan is payable in equal semi-annual installments on January 31 and July 31 of each year, with the first payment due on January 31, 2012. The interest on the loan accrues at a rate of 7% per year, payable in equal semi-annual installments on January 31 and July 31 of each year, with the first payment due on January 31, 2011.  The principal and interest payments are linked to the CPI.  The loan is also subject to a semi-annual fee at a rate of 0.5% of the unpaid principal and a semi-annual fee based, among other things, on the EBITDA of 012 Smile. As of December 31, 2010, the outstanding amount of the loan is $63.4 million. The loan was classified as short term and was repaid on March 3, 2011, due to the sale of 012 Smile, see also Note 20.

The weighted average interest rates and the balances of these short-term borrowings at December 31, 2010 and December 31, 2009 were 3.8% on $131.9 million and 2.4% on $170.9 million, respectively.

Payments due as of December 31, 2010:

	(U.S. Dollars in thousands)

	Short-Term Notes and loans payable	Long-Term Notes and loans payable	Total
2011	$195,342	$--	$195,342
2012		28,121	28,121
2013		13,284	13,284
2014		16,014	16,014
2015		15,309	15,309
After year 2015		248,569	248,569
	$195,342	$321,297	$516,639

Note 10 – Debentures

On September 13, 2010, Ampal completed a public offering in Israel of NIS 170.0 million (approximately $45.0 million) aggregate principal amount of its Series C debentures, due in 2019. The debentures are linked to the CPI and carry an annual interest rate of 6.95%. The Series C debentures rank pari passu with Ampal’s unsecured indebtedness. The debentures will be repaid in six equal annual installments commencing on September 7, 2014, and the interest will be paid semi-annually. As of December 31, 2010, the outstanding debt under the debentures amounts to $48.4 million. Ampal deposited an amount equal to $12.5 million with Ziv Haft Trust Company Ltd. in accordance with a trust agreement dated August 31, 2010, to secure the first four years worth of payments of interest on the debentures. As of December 31, 2010, the outstanding amount of the deposit was $13.3 million. The debt offering was made solely to certain non-U.S. institutional investors in accordance with Regulation S under the U.S. Securities Act of 1933, as amended. The notes have not been and will not be registered under the U.S. securities laws, or any state securities laws, and may not be offered or sold in the United States or to United States persons without registration unless an exemption from such registration is available.

On April 29, 2008, Ampal completed a public offering in Israel of NIS 577.8 million (approximately $166.8 million) aggregate principal amount of Series B Debentures due 2017. The debentures are linked to the Israeli CPI and carry an annual interest rate of 6.6%. The debentures rank pari passu with Ampal’s unsecured indebtedness. The debentures will be repaid in five equal annual installments commencing on January 31, 2012, and the interest will be paid semi-annually. As of December 31, 2010, the outstanding debt under the debentures amounts to $155.8 million, due to the change in valuation of the New Israeli Shekel as compared to the U.S. dollar. Ampal deposited an amount of $44.6 million with Clal Finance Trusties 2007 Ltd. in accordance with a trust agreement dated April 6, 2008, to secure the first three years worth of payments of interest on the debentures. As of December 31, 2010, the outstanding amount of the deposit was $16.1 million.

On November 20, 2006, the Company entered into a trust agreement with Hermetic Trust (1975) Ltd. pursuant to which the Company issued notes to institutional investors in Israel in the principal aggregate amount of NIS 250.0 million (approximately $58.0 million) with an interest rate of 5.75%, which is linked to the Israeli CPI. The debentures were registered for trading on the TASE in August 2007. The notes shall rank pari passu with the Company’s unsecured indebtedness. The notes will be repaid in five equal annual installments commencing on November 20, 2011, and the interest will be paid semi-annually. As of December 31, 2010, the outstanding debt under the notes amounts to $73.7 million, due to the change in valuation of the New Israeli Shekel as compared to the U.S. dollar.

	Series A Debentures		Series B Debentures		Series C Debentures
	par value in NIS in thousands	U.S. Dollars in thousands	par value in NIS in thousands	U.S. Dollars in thousands	par value in NIS in thousands	U.S. Dollars in thousands
Date of issuance	November 20, 2006		April 29, 2008		September 13, 2010
Linkage	Israeli CPI		Israeli CPI		Israeli CPI
Interest	5.75%		6.60%		6.95%
Maturity date	November 2015		January 2016		September 2019
Issuance	250,000	57,978	577,823	166,856
Purchased in 2008	5,074	1,403	68,724	19,003
Balance as of December 31, 2008	244,926	68,995	509,099	138,661
Purchased in 2009	15,039	3,795	7,929	1,936
Balance as of December 31, 2009	229,887	67,772	501,170	143,167
Issuance					170,000	45,093
Balance as of December 31, 2010	229,887	73,747	501,170	155,787	170,000	48,425

As of December 31, 2010, Gadot had $2.4 million outstanding under its other debentures. These debentures are not convertible into shares and are repayable in five equal annual installments on September 15, of each of the years 2008 through 2012. The unsettled balance of the principal of the debentures bears annual interest at the rate of 5.3%. The principal and interest of the debentures are linked to the CPI in Israel and the interest is payable in semi-annual installments on March 15 and September 15 of each of the years 2006 through 2012.

On March 3, 2011 Midroog has downgraded Ampal's Debentures ratings by one notch, to BAA1 from A3 with a negative outlook. The Debentures remain on Midroog's "Watchlist”.

Note 11 – Accounts payable accrued expenses and others

(a)	The balance of accounts payable accrued expenses and others as of December 31, 2010 and 2009 is comprised as follows:

	As of December 31,
	2010	2009
	(U.S. Dollars in thousands)
Short term:
Deferred income	$2,135	$1,836
Accrued expenses	31,319	23,964
Trade	55,516	53,554
Others	13,134	30,563
	102,104	109,917
Long term:
Others	14,030	11,272
	$116,134	$121,189

(b)	Accrued severance liabilities:

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

The Company’s liability for severance pay pursuant to Israeli law is partly covered by insurance policies. The accrued severance pay liability of $13.9 million is included in accounts payable, accrued expenses and other liabilities – others, as of December 31, 2010.

The Company expects that the payments relating to future benefits to its employees upon their retirement at normal retirement age in the next 10 years will be immaterial. These payments are determined based on recent salary rates and do not include amounts that might be paid to employees who will cease working with the Company before their normal retirement age or amounts paid to employees whose retirement age extends beyond the year 2020.

Note 12 – Shareholders’ Equity

Set forth below is our treasury stock as of December 31, 2010, 2009 and 2008:

	Fiscal Year Ended December 31,
	2010	2009	2008
	(U.S. Dollars in thousands)
CLASS A STOCK
Balance, beginning of year - 7,143,557, 6,851,454 and 5,574,789 shares, at cost	$(28,763)	$(28,500)	$(27,874)
Shares purchased 0, 292,103 and 1,366,415, respectively	--	(263)	(1,075)
Issuance of 89,750 shares	--	--	449
Balance, end of year - 7,143,557, 7,143,557 and 6,851,454 shares, respectively, at cost	$(28,763)	$(28,763)	$(28,500)

Note 13 – Stock Options

On October 15, 2010, the Company’s Board of Directors adopted and approved, subject to the approval of the Company’s shareholders, the 2010 Incentive Plan (the “2010 Plan”), and is recommending that the shareholders approve the 2010 Plan at the 2011 annual meeting of stockholders.  Upon shareholder approval, the Incentive Plan will become effective as of October 5, 2010 and will remain in effect for a period of ten years.  Stockholder approval of the 2010 Plan is intended to, among other things, (i) comply with the rules and regulations of the NASDAQ Stock Market, and (ii) permit the awards under the 2010 Plan to qualify for deductibility under Section 162(m) of the Internal Revenue Code of 1986, as amended.

The 2010 Plan permits grants of options (including incentive stock options), stock appreciation rights (“SARs”), restricted stock, performance awards, other stock unit awards and dividend equivalents.  The maximum number of shares of the Company’s common stock issuable under the Incentive Plan is 2,000,000, plus shares that remain available under the Company’s shareholder-approved 2000 Incentive Plan, as amended (the “2000 Plan”).  As of December 31, 2010, 3,956,625 options under the 2000 Plan are outstanding.

The Stock Option and Compensation Committee (the “Compensation Committee”) may grant options (including incentive stock options) under the 2010 Plan either alone or in addition to other awards granted under the Incentive Plan.  The exercise price for options cannot be less than the fair market value of the stock underlying such options on the date of grant, which shall be the closing price of the stock as reported on the NASDAQ Stock Market on the date of grant or the immediate preceding date if there is no closing price at the time of such grant.  Under the 2010 Plan, the Compensation Committee may reprice options without obtaining shareholder approval.

The Incentive Plan imposes the following annual per-participant award limits: no participant may be granted options or SARs during any 12-month period with respect to more than 500,000 shares or (ii) restricted stock, performance awards or other stock unit awards that are denominated in stock in any 12-month period with respect to more than 500,000 shares.  Additionally, the maximum dollar value payable to any participant in any 12-month period with respect to performance awards and/or other stock unit awards that are valued with reference to property other than stock is $1,000,000.

On October 5, 2010, the Company’s Board of Directors approved a grant pursuant to the 2010 Plan to Sabih Saylan, a director of the Company, of options to purchase 180,000 shares of the Company’s Class A Stock at an exercise price of $1.65 per share.  No option under the 2010 Plan, including the options granted to Mr. Saylan, will be exercisable until the 2010 Plan is approved by the Company’s shareholders.

The weighted average grant date fair value of options granted during 2010, 2009 and 2008 was 1.25, 1.07 and 0.477, respectively.

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

The following table summarizes the activity of both Plans for the years 2010, 2009 and 2008 respectively:

	Options (in thousands)	Weighted- Average Exercise Price (U.S. Dollars)		Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (U.S. Dollars in thousands)

Outstanding at January 1, 2010	3,053	$1.29
Granted at fair value	910	$2.69
Forfeited	(6)	$1.17	*

Outstanding at December 31, 2010	3,957	$1.61		6.78	2,756

Exercisable at December 31, 2010	2,759	$1.35		5.88	2,658

* After repricing

	Options (in thousands)	Weighted- Average Exercise Price (U.S. Dollars)		Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (U.S. Dollars in thousands)

Outstanding at January 1, 2009	2,921	$1.53
Granted at fair value	180	$2.35
Forfeited	(48)	$1.17	*

Outstanding at December 31, 2009	3,053	$1.29		7.03	4,303

Exercisable at December 31, 2009	2,211	$1.24		6.42	3,219

* After repricing

	Options (in thousands)	Weighted- Average Exercise Price (U.S. Dollars)		Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (U.S. Dollars in thousands)

Outstanding at January 1, 2008	2,434	$1.43	*
Granted at fair value	580	$1.17
Exercised	(89)	$3.31
Forfeited	(4)	$3.50

Outstanding at December 31, 2008	2,921	$1.53		7.13	--

Exercisable at December 31, 2008	1,815	$1.26		5.57	--

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

The fair value of options granted during the years ended December 31, 2010, 2009 and 2008 were estimated using the following weighted average assumptions: (1) expected life of options of 5.03, 5 and 5 years, respectively; (2) dividend yield of 0%; (3) volatility of 53.37%, 49.84% and 44.06%, respectively; and (4) risk free interest of 2.13%, 2.31% and 1.86%, respectively.

Total stock-based compensation expense recognized was approximately $844,490 and $719,742 for the years 2010 and 2009, respectively. No share-based compensation was capitalized in the consolidated financial statements.

At December 31, 2010, there was $1.38 million of total unrecognized, pre-tax compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted-average period of approximately four years. The Company settles employee stock options exercises primarily with newly issued common shares and occasionally with treasury shares.

Note 14 – Earnings (Loss) Per Class A Share

Basic net earning (loss) per share is computed by dividing net income (loss) by the weighted-average number of common stock shares outstanding for the period. In 2010, 2009 and 2008, all outstanding stock options and have been excluded from the calculation of the diluted loss per share because all such securities are anti-dilutive for these years presented. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share follows (in thousands, except per share amounts):

	Year Ended December 31,
	2010	2009	2008

Net loss attributable to Ampal's shareholders from continuing operations	$(64,645)	$(19,481)	$(15,866)

Net income from discontinued operations	19,903	--	--

Weighted average Class A shares outstanding	56,134	56,151	57,755

Basic and diluted net income (loss) per share:
Loss from continuing operations	(1.15)	(0.35)	(0.27)
Discontinued operations	0.35	--	--
Basic and diluted	$(0.80)	$(0.35)	$(0.27)

Options and rights that were not included in the calculations of diluted earnings per Class A shares for the years ended December 31, 2010, 2009 and 2008 because such shares are anti-dilutive are as follows:

	Year ended December 31,
	2010	2009	2008
	(Shares in thousands)

Options and Rights	3,956	3,053	2,921

Note 15 – Income Taxes

	Fiscal Year Ended December 31,
	2010	2009	2008
	(U.S. Dollars in thousands)

The components of income tax expense (benefit) are:
Continuing operations	$(7,071)	$(10,403)	$(6,022)
Discontinued operations	(2,148)	-	-
	$(9,219)	$(10,403)	$(6,022)
The components of current and deferred income tax expense (benefit) are:
Current:
Federal	$-	$-	$-
Foreign	-	-	(164)
State and local	6	3	-
Deferred:
State and local	-	-	-
Federal	(4,993)	(9,104)	(4,333)
Foreign	(2,084)	(1,302)	(1,525)
Total	$(7,071)	$(10,403)	$(6,022)

The domestic and foreign components of income (loss) before income taxes and minority are:

Domestic	$(12,184)	$(23,508)	$(9,055)
Foreign	(66,139)	(6,801)	(11,433)
Total	$(78,323)	$(30,309)	$(20,488)

A reconciliation of income taxes between the statutory and effective tax is as follows:

Federal income tax (benefit) at 35%	$(26,557)	$(10,608)	$(7,171)
Taxes on foreign Gain (Loss) below U.S. rate	17,171	(4,438)	2,821
Change in unrecognized tax benefits (expense)	1,050	-	(4,196)
Changes in valuation allowance	851	4,315	1,938
Other	414	328	586
Total effective tax: 9.3%; 38.0% and 29.8%	$(7,071)	$(10,403)	$(6,022)

	As of December 31,
	2010	2009
Deferred tax assets:
The components of deferred tax assets and liabilities are as follows:
Net operating loss and capital loss carryforwards	$68,121	$56,913
Unrealized losses on investments	700	700
Foreign tax credits carryforwards	4,180	4,180
Total deferred assets	73,001	61,793
Valuation allowance	(31,579)	(30,728)
Net deferred tax assets	41,422	31,065

Deferred tax liabilities:
Unrealized gain from securities	4,716	417
Depreciation and amortization	9,059	3,064
Total deferred tax liability	13,775	3,481

Net deferred tax assets	$27,647	$27,584

As of December 31, 2009, the Company recognized a tax liability of $582,000. During 2010 the company added ASC 740 liability at the amount of $1,367,000 due to chance in unrecognized foreign expenses.

The following table summarizes the activity related to the Company’s unrecognized tax benefit:

	U.S. dollars in thousands
	2010	2009	2008
Balance at the beginning of the year	$582	$607	$4,803
Expiration of the statute of limitations for the assessment of taxes	1,367	(25)	(4,196)
Balance at the end of the year	$1,949	$582	$607

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

A summary of open tax years by major jurisdiction is presented below:

Years:	Jurisdiction:
2007-2010	Israel
2007-2010	United States (1)

(1) Includes federal, state, and provincial (or similar local jurisdictions) tax positions.

As of December 31, 2010, valuation allowance is provided against tax benefits on foreign net operating loss carryforwards of $31.6 million.

As of December 31, 2010, the Company has foreign tax credits of $4.2 million that will expire in the years 2014 through 2017.

As of December 31, 2010, the Company has U.S. federal net operating loss carryforwards of approximately $70.5 million that will expire in the years 2025 through 2030. The utilization of net operating loss carryforwards may be subject to substantial annual limitations if there has been a significant “change in ownership.” Such a “change in ownership,” as described in Section 382 of the Internal Revenue Code, may substantially limit the Company’s utilization of the net operating loss carryforwards.

Note 16 – Discontinued operations

On January 31, 2010, Ampal, through its indirect wholly owned subsidiary MAE and MAE's wholly owned subsidiary 012 Smile Telecom Ltd. ("012 Smile," formerly Ampal Investments and Communications 2009 Ltd.), closed the transaction to purchase then current on-going business of 012 Smile Communications Ltd. (“012”), pursuant to an Asset Purchase Agreement (the "012 Agreement") between MAE (on behalf of 012 Smile) and 012, dated November 16, 2009, as amended on January 26, 2010 ("012 Acquisition") for NIS 1.2 billion (approximately $322 million).

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

(In thousands)
Accounts receivable – trade	$59,327
Accounts receivable - other	3,763
Accounts payable - trade	(44,687)
Accounts payable - other	(21,519)
Property and equipment	49,288
Intangible assets	104,896
Other	(2,617)
Trade names	20,831
Customer base	74,619
Other intangible assets	10,388
Goodwill	64,813
$319,102

On October 13, 2010, MAE and 012 Smile entered into a Share Purchase Agreement with Partner Communications Company Ltd. ("Partner"), whereby MAE agreed to sell all of the outstanding shares of 012 Smile to Partner (the “012 sale”).

Note 17 – Investments in Affiliates

The companies accounted for by the equity method and the Company’s share of equity in those investees are:

	As of December 31,
	2010	2009
	%	%
Bay Heart Ltd.	37	37
Conmart Ltd.	50	50
Global Wind Energy	50	50
Temco International Ltd.	50	50
Gadko Logistics Ltd.	50	50
Trinet Investment in High-Tech Ltd.	37.5	37.5
Trinet Venture Capital Ltd.	50	50

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

The energy segment consists of the investment in EMG, an Egyptian joint stock company, which holds the right to supply natural gas to Israel through a pipeline from Egypt to Israel, and GWE, a joint venture that focuses on the new development and acquisition of controlling interests in renewable energy.

The real estate rental segment consisted of rental property owned in Israel and the United States leased to unrelated parties.

The leisure-time segment consists of Country Club Kfar Saba Ltd. ("Kfar Saba"), the Company’s 51%-owned subsidiary located in Israel.

The finance segment consists of all other activity which is not part of the above segments.

	Ampal - Operating Segments Information
	(U.S. Dollars in thousands)
	Chemical	Finance	Real Estate	Energy	Leisure-Time	Inter-Company Adj.	Other Adj.	Total (**)
2010
Revenues (*)	496,551	5,431			2,980			504,962
Equity in Earnings (losses) of Affiliates	1,257		(972)	(1,217)				(932)
Interest Income		925						925
Interest expense	13,979	30,070			184			44,233
Pretax Operating Income (loss)	(10,623)	(67,003)			235		(932)	(78,323)
Total Assets for year end	469,056	508,998		361,323	3,714	(357,654)		985,436
Investment in Affiliates for year end	1,518	19	6,209					7,746
Capital Expenditures	6,289	83			195			6,567
Depreciation and Amortization	17,047	1,247			154			18,448

(**) Excluding held for sale assets and discontinued operation

	Chemical	Finance	Real Estate	Energy	Leisure-Time	Inter-Company Adj.	Other Adj.	Total
2009
Revenues (*)	414,011	14,444			2,700		(5,399)	425,756
Equity in Earnings (losses) of Affiliates	1,239	(639)	(1,814)					(1,214)
Interest Income		3,553						3,553
Interest expense	7,041	25,924			194			33,159
Pretax Operating Income (loss)	984	(30,241)			162		(1,214)	(30,309)
Total Assets for year end	421,844	509,237		361,323	3,396	(335,759)		960,041
Investment in Affiliates for year end	3,305	19	5,894					9,218
Capital Expenditures	43,490	363			471			44,324
Depreciation and Amortization	15,126	1,003			174			16,303

	Chemical	Finance	Real Estate	Energy	Leisure-Time	Inter-Company Adj.	Other Adj.	Total
2008
Revenues (*)	539,873	19,852			2,770			562,495
Equity in Earnings (losses) of Affiliates	1,599	(583)	(2,501)		76			(1,409)
Interest Income		4,522						4,522
Interest expense	7,921	33,049			260			41,230
Pretax Operating Income (loss)	(495)	(18,599)			15		(1,409)	(20,488)
Total Assets for year end	439,675	527,102		361,323	2,652	(333,314)		997,438
Investment in Affiliates for year end	3,601	19	5,598					9,218
Capital Expenditures	39,293	3,050			103			42,446
Depreciation and Amortization	12,309	559			210			13,078

(*) Including additional revenues line items that are specific to the relevant segment.

Corporate office expense is principally applicable to the financing operation and has been charged to that segment above. Revenues and pretax operating gain above exclude equity in earnings of affiliates.

Note 19– Commitments and Contingencies

(a)
The combined minimum annual lease payments on Ampal’s corporate offices in New York and in Israel and its subsidiary Kfar Saba in 2010 were $0.8 million. The lease of the corporate office in New York expires in 2012, the lease of the office in Herzelia Pituach expires in 2016 and the Kfar Saba lease expires in 2038. In the years 2011-2015, the combined annual lease payments on those premises will be in an aggregate amount of $2.8 million, and thereafter, an amount totaling $5.9 million.

(b)
Gadot leases seven vessels, with an aggregate loading capability of approximately 79,200 tons. The lease period for two of the vessels shall expire at the end of 2011, another two of the vessels lease period shall expire toward mid of 2012 but the company has an option to terminate the lease period during mid 2011, another vessel lease period shall expire during 2013, this vessel lease agreement also allow the company to terminate the agreement each year. The other remaining two vessels lease period shall expire at the beginning of 2015 with an option to purchase.

The aggregate lease fees for the seven leased vessels in 2010 amounted to $33.5 million. In 2011, the lease payments are expected to amount to approximately $21.5 million due to the option to terminate the lease agreements of three of the vessels during 2011.

Gadot has contracted a shipyard for the construction of four additional vessels built with a loading capability of 17,500 each, for a consideration of approximately $27 million per vessel. These vessels will be delivered during 2010 and 2012.

(c)	The combined minimum annual lease payments for Gadot’s offices and other land used in its operations is expected to amount to approximately $14.1 million.

(d)
Gadot leases a 17,000 square meter storage tank facility located in the northern bank of the Kishon port in Haifa from the port authority. The lease expires in 2022. Gadot also leases an additional 56,000 square meter storage tank area from the port authority located in the southern terminal of the Kishon port in Haifa in connection with its storage and loading services. This lease expires in 2014. Gadot also owns an additional 20,000 square meters area adjacent to the northern terminal, serving as its Israeli logistics facility and analytical and quality assurance laboratory. The lease payments for the land utilized by the northern and southern terminals in 2010 were approximately $3.0 million. These lease fees are calculated according to the amount of space utilized by Gadot and by the amount and type of materials transported. Gadot has provided the port authority with bank guarantees in the amount of approximately $1.9 million, linked to the Israeli CPI, in order to secure payments under these leases.

(e)
Gadot grants senior employees that are not interested parties performance bonuses in addition to their monthly salary. These bonuses are calculated as a percentage of profits, ranging between 5% and 8%.

(f)	The Company has issued guarantees on certain outstanding loans to its investees and subsidiaries in the aggregate principal amount of $39.8 million, as follows:

(1)	The Company provided a $9.1 million guarantee on indebtedness incurred by Bay Heart.

(2)	$31.6 million guarantees of Gadot for outstanding loans.

(g)	Legal Proceedings:

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

Note 20– Subsequent Events

Sale of 012 Smile

On January 31, 2010, Ampal, through MAE and MAE's wholly owned subsidiary 012 Smile, closed the transaction to purchase the current on-going business of 012, pursuant to the 012 Agreement between MAE (on behalf of 012 Smile) and 012, dated November 16, 2009, as amended on January 26, 2010 for NIS 1.2 billion (approximately $322 million).

On October 13, 2010, MAE and 012 Smile entered into a Share Purchase Agreement (the "Share Purchase Agreement") with Partner Communications Company Ltd. ("Partner"), whereby MAE agreed to sell all of the outstanding shares of 012 Smile for an aggregate purchase price of approximately NIS 690 million (approximately $190 million), of which approximately NIS 40 million (approximately $11 million) was paid and is to be paid through an assignment of a third party receivable to MAE ("012 Sale").   As part of the 012 Sale, Partner has also agreed to assume approximately NIS 800 million (approximately $225.4 million) of the total debt of 012 Smile. Accordingly, 012 Smile has been reported as held for sale and discontinued operations as of December 31, 2010 and the year then ended. The 012 sale closed on March 3, 2011, Ampal expects to record a gain of approximately NIS 220 million ($60 million) from the 012 Sale.

The Share Purchase Agreement contains, among others, customary covenants, representations and indemnities by the parties.  The representations and warranties made by the parties survive for a limited period of one year.

For further information regarding 012 Smile, the 012 Acquisition and the 012 Sale, see “Telecommunications – 012 Smile Telecom Ltd” and "Item 7 - Management Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources - Financing of the 012 Acquisition."

EMG Pipeline

        From February 5, 2011 to March 15, 2011 the natural gas system connecting Al-Arish, Egypt with the Katzaa terminal near Ashkelon, Israel (the “Pipeline”), operated by East Mediterranean Gas Company, S.A.E., an Egyptian joint stock company in which the Company holds a 16.8% interest as indicated on the Company’s financial statements (“EMG”), suffered an interruption in gas supply from Egypt due to an explosion in a facility serving a nearby pipeline.

        In connection with the preparation of the financial statements for the first quarter of 2011, the Company will review the situation at such time to determine what, if any, changes are required in the Company's financial statements with respect to EMG

CONDENSED CONSOLIDATED FINANCIAL INFORMATION REPORT
TO THE SHAREHOLDERS OF
BAY HEART LTD.

We have audited the accompanying condensed consolidated balance sheets of Bay Heart Ltd. (“the Company”) as of December 31, 2010 and 2009, and the  related condensed consolidated statements of operations, changes in shareholders’ deficiency and condensed consolidated statements of cash flows ("financial information") for each of the two years in the period ended December 31, 2010. This financial information is the responsibility of the Company’s Board of Directors and management. Our responsibility is to express an opinion on this financial information based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial information are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis evidence supporting the amounts and disclosures in the financial information, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial information presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial information referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of operations, changes in shareholders’ deficiency and cash flows of the Company for each of the two years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in United States.

The condensed consolidated financial information in U.S. dollars presented in the financial information, prepared at the request of an investor, represents a translation of the Company’s financial statements in nominal values, as stated in Note C. In our opinion, such translation into U.S. dollars was appropriately performed on the basis stated in Note C.

We draw your attention as follows:

1.
Note A to the financial information regarding the Company’s business condition. The Company has ongoing losses, a working-capital deficit and shareholders' deficiency. As stated in that note, the continuance of the Company’s operations and its ability to satisfy its short-term liabilities is contingent upon the attainment of financing from the shareholders and/or bank financing arrangements.

2.
Note B to the financial information regarding the basis of presentation. The Company did not include certain information or notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America.

Brightman Almagor Zohar & Co.
Certified Public Accountants
Member firm of Deloitte Touche Tohmatsu

Haifa, Israel, January 26, 2011.

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