Form 10-Q
period 2011-03-31
AMPAL-AMERICAN ISRAEL CORP
filed 2011-05-16
CIK 731859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

The number of shares outstanding of the issuer’s Class A Stock, par value $1.00 per share, its only authorized common stock, is 56,133,764 (as of April 25, 2011).

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS
AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS AS OF	March 31, 2011	December 31, 2010
(U.S. Dollars in thousands)	(Unaudited)	(Audited)

Current assets:
Cash and cash equivalents	$119,613	$33,341
Marketable securities	920	890
Accounts receivable (Net of allowance for doubtful amounts of $2,186 and $2,068)	118,581	113,837
Deposits, notes and loans receivable	15,951	14,053
Inventories	40,397	34,810
Other assets	36,219	29,283
Held for sale assets	--	412,239
Total current assets	331,681	638,453
Non-current assets:
Investments	372,355	371,751
Fixed assets, less accumulated depreciation of $35,600 and $32,633	199,941	196,361
Deposits, notes and loans receivable	30,703	43,338
Deferred income taxes	41,820	41,422
Other assets	18,043	18,617
Goodwill	72,237	70,670
Intangible assets	15,089	17,063
Total Non-current assets	750,188	759,222

TOTAL ASSETS	$1,081,869	$1,397,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND EQUITY AS OF	March 31, 2011	December 31, 2010
(U.S. Dollars in thousands, except share amounts)	(Unaudited)	(Audited)

LIABILITIES
Current liabilities:
Notes and loans payable and current maturities	$127,502	$195,342
Accounts payable, accrued expenses and others	103,339	102,104
Debentures – current maturities	47,214	14,749
Held for sale liabilities	3,765	292,240
Total current liabilities	281,820	604,435
Long term liabilities:
Notes and loans payable	232,619	218,023
Notes to partners	105,291	103,274
Debentures	241,116	265,590
Deferred income taxes	14,038	13,775
Other long-term liabilities	14,608	14,030
Total long-term liabilities	607,672	614,692
Total liabilities	889,492	1,219,127

EQUITY
Ampal's shareholders' equity:
Class A Stock $1 par value; authorized 100,000,000 and 100,000,000 shares; issued 63,277,321
and 63,277,321 shares; outstanding 56,133,764 and 56,133,764 shares	63,277	63,277

Additional paid-in capital	183,055	182,924

Accumulated deficiency	(15,070)	(32,316)

Accumulated other comprehensive income (loss)	(1,258)	103

Treasury stock, at cost	(28,763)	(28,763)

Total Ampal shareholders’ equity	201,241	185,225

Noncontrolling interest	(8,864)	(6,677)

Total equity	192,377	178,548

TOTAL LIABILITIES AND EQUITY	$1,081,869	$1,397,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31,	2011	2010(*)
(U.S. Dollars in thousands, except per share amounts)	(Unaudited)	(Unaudited)

REVENUES:
Chemical income	$134,544	$118,206
Real estate income	112	74
Realized gains on investments	--	104
Gain (loss) on sale of fixed assets	(21)	2
Realized and unrealized gains on marketable securities	13	79
Equity in earnings of affiliates	181	17
Interest income	420	136
Leisure-time income	667	661
Other income	637	2,417
Total revenues	136,553	121,696

EXPENSES:
Chemical expense - cost of goods sold	125,348	108,728
Real estate expenses	176	214
Interest expense	9,699	6,203
Translation loss	3,894	3,415
Marketing expenses	2,574	2,232
General, administrative and other	13,756	11,868
Total expenses	155,447	132,660
Loss from continuing operations before income taxes	(18,894)	(10,964)
Income tax expenses (benefit)	129	(143)
Net loss from continuing operations after tax benefits	(19,023)	(10,821)
Discontinued operations:
Gain disposal, net of tax	28,891	--
Income from discontinued operations, net of tax	5,175	2,160
	34,066	2,160
Net income (loss)	15,043	(8,661)
Less: Net loss attributable to noncontrolling interests	2,203	1,531
Net income (loss) attributable to Ampal's shareholders	17,246	(7,130)

Basic and diluted EPS:
Loss from continuing operations attributable to Ampal's shareholders	(0.30)	(0.17)
Discontinued operations attributable to Ampal's shareholders	0.61	0.04
	$0.31	$(0.13)

Shares used in EPS calculation (in thousands)	56,134	56,134

(*) Retroactively adjusted to reflect acquisition under common control (see Note 9)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31,	2011	2010(*)
(U.S. Dollars in thousands)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net Income ( loss) for the period	$15,043	$(8,661)
Net income from discontinued operations	(34,066)	(2,160)
Loss from continuing operations	(19,023)	(10,821)
Adjustments to reconcile net loss for the period to net cash provided by (used in) operating activities:
Equity in earnings of affiliates	(181)	(17)
Realized and unrealized gain on investments, net	(13)	(183)
Depreciation and amortization expense	5,974	4,590
Loss from sale of fixed assets	21	2
Non cash stock based compensation	131	222
Translation loss	3,894	3,415
Increase in other assets	(7,307)	(3,996)
Decrease (increase) in inventories	(4,854)	2,339
Increase in accounts receivable	(1,461)	(11,327)
Increase (decrease) in accounts payable, accrued expenses and other	(3,493)	6,260
Investments made in trading securities	--	2

Net cash used in operating activities	(26,312)	(9,514)

Cash flows from investing activities:
Deposits, notes and loans receivable collected	11,075	5,356
Deposits, notes and loans receivable granted	--	(5,408)
Purchase and improvements of fixed assets	(2,324)	(1,443)
Investments made in affiliates and others	--	(1,029)
Investments made in available-for-sale shares	--	(1,764)
Proceeds from sale of available-for-sale shares	--	13,758
Proceeds from sale of fixed assets	243	223

Net cash provided from investing activities	8,994	9,693

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31,	2011	2010(*)
(U.S. Dollars in thousands)	(Unaudited)	(Unaudited)

Cash flows from financing activities:
Proceeds from notes issued and loans received	$5,293	$59,565
Notes and loans payable repaid	(64,407)	(3,581)
Net cash provided by (used in) financing activities	(59,114)	55,984

Effect of exchange rate changes on cash and cash equivalents	2,766	431

Cash flows from discontinued operations:
Cash provided by operating activities of discontinued operations	(18,124)	12,668
Cash provided by (used in) investing activities of discontinued operations	174,085	(323,757)
Cash provided by (used in) financing activities of discontinued operations	(3,973)	211,654
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	(901)	201
Net cash provided by (used in) discontinued operations	151,087	(99,234)

Net increase (decrease) in cash and cash equivalents	77,421	(42,640)
Cash and cash equivalents at beginning of period (in 2011 including $8,851 from discontinued operations)	42,192	71,484

Cash and cash equivalents at end of period	$119,613	$28,844
Less cash and cash equivalents of discontinued operations at end of the period	--	5,428
Cash and cash equivalents of continuing operations at end of the period	119,613	23,416

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
	Number of shares*	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Non-controlling interests	Total equity

BALANCE AT JANUARY 1, 2011	63,277	63,277	182,924	(32,316)	103	(28,763)	(6,677)	178,548
CHANGES DURING THE THREE MONTHS ENDED MARCH 31, 2011:
Net income (loss) for the period				17,246			(2,203)	15,043
Foreign currency translation adjustments					(1,361)		16	(1,345)
Total comprehensive income (loss)								13,698
Share based compensation expense			131					131
BALANCE AT MARCH 31, 2011	63,277	63,277	183,055	(15,070)	(1,258)	(28,763)	(8,864)	192,377

* In thousands

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. Dollars in thousands)

Unaudited

	Equity attributable to Ampal-American Israel Corporation shareholders
	Class A Stock
	Number of shares*	Amount	Additional paid-in capital (**)	Retained earnings (**)	Accumulated other comprehensive income (loss) (**)	Treasury stock	Non-controlling Interests (**)	Total equity

BALANCE AT JANUARY 1, 2010	63,277	63,277	184,287	12,426	(14,598)	(28,763)	(75)	216,554
CHANGES DURING THE THREE MONTHS ENDED MARCH 31, 2010:
Net loss for the period				(7,130)			(1,531)	(8,661)
Unrealized loss from marketable securities					54			54
Foreign currency translation adjustments					1,287		(47)	1,240
Total comprehensive loss								(7,367)
Dividends paid			(115)					(115)
Share based compensation expense			222					222
BALANCE AT MARCH 31, 2010	63,277	63,277	184,394	5,296	(13,257)	(28,763)	(1,653)	209,294

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

2.
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year. You should read these interim condensed consolidated financial statements in conjunction with the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission.

Reference should be made to the Company’s consolidated financial statements for the year ended December 31, 2010 for a description of the critical accounting policies. Also, reference should be made to the notes to the Company’s December 31, 2010 consolidated financial statements for additional information regarding the Company’s consolidated financial condition, results of operations and cash flows.

3.	Recently Adopted and Recently Issued Accounting Pronouncements

Accounting Standards Codification ("ASC") 820 (formerly Statement of Financial Accounting Standards ("SFAS") No. 157)

In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2010-06 ("ASU 2010-16") for Fair Value Measurements and Disclosures (Topic 820):  “Improving Disclosures about Fair Value Measurements”.  ASU 2010-16requires new disclosures for transfers in and out of Level 1 and Level 2 fair value measurements and separate presentation of purchases, sales, issuance and settlements in the reconciliation of activity in Level 3 fair value measurements.  ASU 2010-16also clarifies existing disclosures for level of disaggregation and about inputs and valuation techniques.  The new disclosures were effective for interim and annual periods beginning after December 15, 2009, except for the Level 3 disclosures, will be effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. The adoption did not have any impact on the Company's financial statements.

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

In November 2007, Ampal and the Israel Infrastructure Fund ("IIF"), leading a group of institutional investors ("Investors"), purchased a 4.3% interest in East Mediterranean Gas Co. S.A.E., an Egyptian joint stock company ("EMG"), through Merhav Ampal Energy Holdings, LP, an Israeli limited partnership (the “Joint Venture”), from Merhav (M.N.F) Ltd. (“Merhav”) for a purchase price of approximately $95.4 million, using funds provided by the Investors. In addition to the Joint Venture’s purchase from Merhav, Ampal contributed into the Joint Venture an additional 4.3% interest in EMG already held by Ampal. The Joint Venture now holds a total of 8.6% of the outstanding shares of EMG. Ampal’s contribution was valued at the same price per EMG share as the Joint Venture’s purchase. This amount is equivalent to the purchase price (on a per share basis) paid by Ampal for its December 2006 purchase of EMG shares from Merhav.

The investment in EMG is accounted for as a cost method investment.

The Company evaluates the carrying value amount of its interest in EMG periodically in connection with the preparation of its financial statements.  In light of the recent developments in Egypt, the Company obtained an updated valuation from an independent valuator for the quarter ended March 31, 2011. The periodic independent valuations obtained by the Company to assist in its preparation of financial statements customarily indicate a range of values depending on underlying assumptions.  In the case of the most recent independent valuation, due to uncertainties in Egypt, the lower end of the indicated valuation range was materially lower than in the past and not substantially higher than the value at which EMG is carried on the Company's balance sheet.  The principal factors affecting valuation are the price, quantity, delivery dates and reliability of the gas as well as the discount rate.  An adverse change in any of these factors could result in a material reduction in the value of EMG and a reduction in the carrying value amount of the asset on the Company's balance sheet.  The Company will continue to evaluate developments with regard to EMG and will make determinations each fiscal period as to whether an impairment charge is appropriate.

As of March 31, 2011, the Company’s Financial Statements reflect a 16.8% interest in shares of EMG, with 8.2% held directly and 8.6% held through the Joint Venture (of which Ampal owns 50%).

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

On April 27, 2011 there was an explosion at a gas valve station 2Km from Al Arish, Egypt and some 30 Km from the EMG terminal. The station is owned and operated by GASCO, the Egyptian gas transport company, which is a subsidiary of EGAS, the Egyptian national gas company (EMG's gas supplier).

Following the explosion EGAS has initiated its standard shut down procedure affecting gas transportation throughout the Sinai Peninsula and gas supply to Jordan, Lebanon, Syria; to major Egyptian industries and gas consumers in the Sinai; and to EMG.

The Company has been informed by EMG that the repair work has been completed on the valve station and that the site is technically ready for gas transmission. In addition, EMG has advised the Company that EMG was informed that the government of Egypt has been implementing additional security measures for securing its gas transportation system in the Sinai from further attacks and that the gas deliveries to Jordan, Syria, Lebanon, Israel and Egyptian industrial and electric facilities in the Sinai, will resume once these security measures have been fully implemented. EMG was informed that these measures are expected to be completed and gas deliveries are expected to resume by the end of May 2011.

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

Gadot’s business is influenced by certain economic factors, which include (i) global changes in demand for chemicals used as raw materials for industrial purposes, (ii) price fluctuations of chemicals and raw materials, (iii) price fluctuations of shipping costs, ship leases and ship fuel, (iv) general global financial stability, and (v) currency fluctuations between the New Israeli Shekel ("NIS") and other currencies, primarily the U.S. dollar.

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

8.	Discontinued operations

On March 3, 2011 Merhav-Ampal Grop Ltd. (formerly Merhav-Ampal Energy Ltd.), an Israei corporation and wholly owned subsidiary of Ampal ("MAG") closed the transaction to sell all of the outstanding shares of 012 Smile Telecom Ltd., a wholly owned subsidiary of MAG ("012") to Partner Communications Company Ltd. ("Partner"), in accordance the Share Purchase Agreement between MAG, 012 and Partner, signed on October 13, 2010 (the “012 sale”). As part of the 012 Sale, Partner also assumed approximately NIS800 million (approximately $225.4 million) of the total debt of 012 Smile. Accordingly, 012 Smile has been reported as discontinued operations since December 31, 2010. The 012 sale closed on March 3, 2011. Partner paid to Ampal approximately NIS 650 million (approximately $180 million) out of which Ampal recorded a gain of $28.9 million, net of  early repayment fee the Company paid in connection with the repayment of a loan received to finance the purchase of 012 and net of tax, from the 012 Sale. In addition the company recorded income from discontinued operations of $19.9 million in 2010 and $5.2 million in the period ended March 31, 2011.

All the indirect interest expenses were recorded as a continuing operation.

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

FASB ASC 805, Business Combinations, excludes transfers of net assets or exchanges of equity interests between entities under common control. ASC 805 also states that transfers of net assets or exchanges of equity interests between entities under common control should be accounted for similar to the pooling-of-interests method (as-if pooling-of-interests) in that the entity that receives the net assets or the equity interests initially recognizes the assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity at the date of transfer. Because Gadot and Agro were under common control at the time of the acquisition, the transfer of assets and liabilities of Agro was accounted for at historical cost in a manner similar to a pooling-of-interests. For financial accounting purposes, the acquisition was viewed as a change in reporting entity and, as a result, required reclassification of the Company's financial statements for all periods subsequent to October 18, 2008, the date on which Agro was acquired. Accordingly, the Company's consolidated balance sheet as of December 31, 2010, the consolidated statements of operations for the three months ended March 31, 2010 and the statements of changes in equity and consolidated statements of cash flows for the three months ended March 31, 2010 were reclassified to include Agro. Agro's financial data has been included in the Chemicals segment.

10.	Sugarcane Ethanol Production Project

On December 31, 2009, Ampal signed an option exercise agreement (the “Exercise Agreement”) with Merhav pursuant to which it exercised, subject to certain conditions, its option (the “Option”) to convert Ampal’s existing loan to Merhav (consisting of $20 million of principal plus accrued interest) (the “Loan”) into a 25% equity interest in the sugarcane ethanol production project in Colombia (the “Project”) being developed by Merhav. The Loan is evidenced by an Amended and Restated Promissory Note, dated December 25, 2008 (the “Note”), issued by Merhav in favor of Ampal, and is secured by Merhav’s pledge of its shares of Class A Stock of Ampal, pursuant to that certain Pledge Agreement, dated December 24, 2007, between Merhav and Ampal (the “Pledge Agreement”). Merhav’s obligations under the Note are guaranteed by Mr. Yosef A. Maiman pursuant to a personal guaranty, dated as of December 25, 2008 (the “Guaranty”). The Option is evidenced by an Option Agreement, dated December 25, 2007, between Merhav and Ampal, as amended on December 25, 2008 (the “Option Agreement”). The Loan, Option and related transactions are summarized in the Company's previously filed annual and periodic reports. On December 31, 2010 all the rights and obligations of Ampal in the Project were assigned to MAG.

Pursuant to the Exercise Agreement, the conversion of the Loan into a 25% equity interest in the Project will take the form of the issuance to MAG of 25% of all of the issued and outstanding equity interests in Merhav Renewable Energies Limited, a Cyprus corporation and subsidiary of Merhav (“Merhav Energies”). The purchase price for the 25% equity stake in Merhav Energies, to be paid at closing, is the outstanding balance of the Note on December 31, 2009, or approximately $22.3 million. The closing of the purchase of the 25% equity stake and the conversion of the Loan is subject to, among other things, (i) the initial disbursement of (or other evidence of) long term debt financing for the Project obtained from Banco do Brasil or any other unaffiliated third party lender (the date such financing is obtained, the “Qualified Financing Date”), (ii) the payment in full of all outstanding amounts due and payable under the Note, and (iii) the delivery at closing of the Shareholders’ Agreement (as defined below) by Merhav and MAG, setting forth certain agreements relating to the governance of Merhav Energies. At closing, the Note and the Guaranty shall be cancelled and the pledge of Merhav’s shares of Class A Stock under the Pledge Agreement shall be released. The closing was to occur on the Qualified Financing Date or as soon as practicable thereafter, but no later than December 31, 2010 (the "Termination Date"). Since the Qualified Financing Date did not occur prior to December 31, 2010, on December 31, 2010, the parties amended the Exercise Agreement such that the Termination Date and the maturity date of the Note was extended to December 31, 2011.

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

As stated above, as a condition to closing MAG’s purchase of a 25% equity stake in Merhav Energies, Merhav, MAG and Merhav Energies will enter into a Shareholders’ Agreement (the “Shareholders’ Agreement”), to provide for, among other things, (i) restrictions on the transfer of shares of Merhav Energies, (ii) a right of first refusal on transfers of shares of Merhav Energies, (iii) tag-along and drag-along rights on the transfer of shares of Merhav Energies, (iv) preemptive rights on the issuance of new shares of capital stock (or other equity interest) by Merhav Energies, subject to the anti-dilution rights of MAG, and (v) the right of MAGto designate 25% of the directors of Merhav Energies. In addition to preemptive rights under the Shareholders’ Agreement, MAG has been granted anti-dilution protection, which may result in the issuance of additional shares of Merhav Energies to MAG, in the event that, prior to end of the 180 day period following the commencement of the Project’s operations, Merhav sells, or Merhav Energies issues, shares of Merhav Energies at a per share price that is less than the per share price paid by MAG under the Exercise Agreement.

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

11.	Services and Management Agreements

Ampal and Gadot entered into a management services agreement (intercompany transaction), according to which Ampal provides Gadot with management services for an annual consideration calculated as a percentage of Gadot's profits.

Ampal entered into a management services agreement with Merhav, according to which Merhav provides the Company and its subsidiaries with management, marketing, financial, development and other administrative services for an annual consideration which will be determined annually and shall be equal to a percentage of the direct and indirect expenses incurred by Merhav in connection with providing services to or for the benefit of Ampal. The management fee shall be determined by the Special Committee of the Board of Directors of Ampal (composed solely of independent Directors) at or around the end of each fiscal year.

Ampal entered into an Aircraft Sharing Agreement with Merhav, according to which Ampal has a limited and non exclusive right to use the aircraft possessed and operated by Merhav. For the usage of the aircraft, Ampal will pay Merhav a pro rata share of the fixed costs related to the aircraft (calculated annually based on the flight hours of the aircraft used by Ampal compared to the total flight hours of the aircraft, with a maximum amount of $500,000 per annum) and the direct costs and expenses of operating each flight for Ampal.

As stipulated above, Yosef A. Maiman, the Chairman, President and CEO of Ampal and a member of the controlling shareholders group of Ampal, is the sole owner of Merhav. Because of the foregoing relationship, a special committee of the Board of Directors composed of Ampal’s independent directors negotiated and approved the transactions between Ampal and Merhav.

12.	Derivatives and Other Financial Instruments

The Company is exposed to certain risks relating to its ongoing business operations, including financial, market, political, and economic risks. The following discussion provides information regarding the Company's exposure to the risks of changing commodity prices, interest rates, and foreign currency exchange rates.

The Company’s derivative activities are subject to management's discretion.

The interest rate and foreign exchange contracts are held for purposes other than trading. They are used primarily to mitigate uncertainty and volatility, and in order to cover underlying exposures. A swap contract was entered into to convert some of the Company's NIS denominated debt in the amount of NIS 150 million (approximately $43.9 million) into U.S. Dollar denominated debt and to convert Israeli interest rates into LIBOR interest rates.

On April 1, 2009, the Company signed an interest rate swap contract in order to convert some of the Company's LIBOR interest rate denominated debt in the amount of $43.7 million into fixed interest rate debt, for a contractual term of 10 years.

We use foreign currency forward contracts to mitigate fluctuations in foreign currency exchange rates due to variations in payment or receipt of currencies other than the Company's functional currency. We use contracts to purchase U.S. Dollars and sell Euros, contracts to purchase Euros and sell U.S. Dollars and contracts to purchase U.S. Dollars and sell NIS.

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

Asset Derivatives
_________________________________________________________________________________

		(U.S. Dollars in thousands)
Derivative Instrument	Location	March 31, 2011	December 31, 2010	March 31, 2010
SWAP contracts	Other assets	5,542	5,552	2,677

Liability Derivatives
_________________________________________________________________________________

		(U.S. Dollars in thousands)
Derivative Instrument	Location	March 31, 2011	December 31, 2010	March 31, 2010
SWAP contracts	Accounts payable, accrued expenses and others	82	-	-
Foreign currency exchange contracts	Accounts payable, accrued expenses and others	48	-	214

Statements of Operations
_________________________________________________________________________________

		(U.S. Dollars in thousands)
		Three months ended March 31,
Derivative Instrument	Location	2011	2010
SWAP contract	Translation (loss) gain	(130)	82
Interest rate SWAP contract	Interest gain	38	446
Foreign currency exchange contracts	Translation (loss) gain	(142)	(135)

13.	Fair Value Measurements

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

Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 consisted of the following (in thousands):

Fair Value Measurements as of :

	March 31, 2011			December 31, 2010
	Level 1	Level 2	Total	Level 1	Level 2	Total
Trading securities *	$388	$-	$388	$381	$-	$381
Available for sale securities *	532	-	532	509	-	509
Derivative assets **	-	5,542	5,542	-	5,552	5,552
Derivative liabilities **	-	(130)	(130)	-	-	-
Total	$920	$5,412	$6,332	$890	$5,552	$6,442

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

** See Note 12.

The carrying amount of the Company's traded debentures as of March 31, 2011 is $286 million. The market value of such debentures, based on the closing price of those debentures on March 31, 2011 on the TASE, was $272 million. The total carrying value of long-term loans as of March 31, 2011 was $338 million. The Company estimates that the fair value of the long-term loans approximates their carrying value, since substantially all of them bear non-fixed interest and there is no significant change in the credit risk of such loans.

14.	Segment information presented below, results primarily from operations in Israel.

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

The Leisure-time segment consists of an affiliate, Country Club Kfar Saba Ltd., the Company’s 51%-owned subsidiary, located in Israel.

The Finance segment consists of all other activities which are not part of any of the above segments.

	THREE MONTHS ENDED MARCH 31,
	2011	2010(*)
	(Dollars in thousands)

Revenues:
Chemicals	$134,544	$118,206
Finance	1,161	2,812
Leisure-time	667	661
	136,372	121,679
Equity in earnings of affiliates	181	17
Total consolidated revenues	$136,553	$121,696

Pre-tax Operating Gain (loss):
Chemicals	$(1,969)	$(2,106)
Finance	(17,090)	(8,962)
Leisure-time	(16)	87
	(19,075)	(10,981)
Equity in earnings (losses) of affiliates	181	17
Total consolidated pretax loss	$(18,894)	$(10,964)

TOTAL ASSETS AS OF MARCH 31,	2011	2010(*)
Total Assets:
Chemicals	$489,899	$521,545
Finance	591,557	569,150
Energy	361,323	361,323
Leisure-Time	3,748	3,686
Inter-segments adjustments	(364,658)	(449,079)
Discontinued operations	--	391,050
Total consolidated assets	$1,081,869	$1,397,675

(*) Retroactively adjusted to reflect acquisition under common control (see Note 9)

15.
The following table summarizes securities that were not included in the calculations of diluted earnings per share of Class A Stock for the periods ended March 31, 2010 and 2010 because such shares are anti-dilutive.

(Shares in thousands)	Three Months ended March 31,
	2011	2010

Shares resulting from Options and Rights	3,942	3,783

16.	LEGAL PROCEEDINGS:

None

17.	Subsequent Events

EMG Pipeline

On April 27, 2011 there was an explosion at a gas valve station 2Km from Al Arish, Egypt and some 30 Km from the EMG terminal. The station is owned and operated by Gasco, the Egyptian gas transport company, which is a subsidiary of EGAS, the Egyptian national gas company (EMG's gas supplier).

Following the explosion EGAS has initiated its standard shut down procedure affecting gas transportation throughout the Sinai Peninsula and gas supply to Jordan, Lebanon, Syria; to major Egyptian industries and gas consumers in the Sinai; and to EMG.

The Company has been informed by EMG that the repair work has been completed on the valve station and that the site is technically ready for gas transmission. In addition, EMG has advised the Company that EMG was informed that the government of Egypt has been implementing additional security measures for securing its gas transportation system in the Sinai from further attacks and that the gas deliveries to Jordan, Syria, Lebanon, Israel and Egyptian industrial and electric facilities in the Sinai, will resume once these security measures have been fully implemented. EMG was informed that these measures are expected to be completed and gas deliveries are expected to resume by the end of May 2011.

Debenture Repurchase Program

Ampal’s Board of Directors approved a repurchase program of Ampal’s Series A, Series B and Series C debentures (the "Debentures") that are traded on the TASE. Under the program, Ampal is authorized to repurchase Debentures in a total amount not in excess of the NIS equivalent of $30 million. The repurchases may be made in transactions in TASE or outside TASE, in block trades or otherwise. The program may be suspended or discontinued at any time.

The repurchase program will be funded using Ampal’s available cash and by possible future borrowings.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

CRITICAL ACCOUNTING POLICIES

The preparation of Ampal-American Israel Corporation's ("Ampal", and collectively with its subsidiaries, the "Company") consolidated financial statements is in conformity with accounting principles generally accepted in the United States ("GAAP") which requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. Actual results may differ from these estimates. To facilitate the understanding of Ampal’s business activities, described below are certain Ampal accounting policies that are relatively more important to the portrayal of its financial condition and results of operations and that require management’s subjective judgments. Ampal bases its judgments on its experience and various other assumptions that it believes to be reasonable under the circumstances. Please refer to Note 1 to Ampal’s consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for a summary of all of Ampal’s significant accounting policies.

No significant updates have occurred since the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Recently Adopted and Recently Issued Accounting Pronouncements

ASC 820 (formerly SFAS No. 157)

In January 2010, the Financial Accounting Standards Board ("FASB")  issued ASU No. 2010-06 for Fair Value Measurements and Disclosures (Topic 820):  “Improving Disclosures about Fair Value Measurements”.  ASU 2010-06 requires new disclosures for transfers in and out of Level 1 and Level 2 fair value measurements and separate presentation of purchases, sales, issuance and settlements in the reconciliation of activity in Level 3 fair value measurements.  ASU 2010-06 also clarifies existing disclosures for level of disaggregation and about inputs and valuation techniques.  The new disclosures were effective for interim and annual periods beginning after December 15, 2009, except for the Level 3 disclosures, will be effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. The adoption did not have any impact on the Company's financial statements.

Results of Operations

Chemicals

Changes in pricing and demand for chemicals

The overall demand for chemical products, especially commodity chemicals, is highly dependent on general economic conditions. In the past quarter, the price of crude oil increased, accordingly the prices of commodity chemicals as well as the average freight prices increased.

In the three months ended March 31, 2011 and 2010, the Company included the following certain data of Gadot Chemical Tankers and Terminals Ltd. ("Gadot"):

	2011	2010(*)
	(U.S. dollars in millions)
Chemical income	$134.5	$118.2
Chemical expense	$125.3	$108.7
Marketing expense	$2.6	$2.2
Other expense (mainly general and administrative)	$7.2	$7.6
Interest expense	$1.2	$1.7
Pre-tax operating loss	$2.0	$2.1

           (*) Retroactively adjusted to reflect acquisition under common control (see note 9)

Three months ended March 31, 2011 compared to three months ended March 31, 2010

The Company recorded a consolidated net income attributable to Ampal’s shareholders of $17.2 million for the three months ended March 31, 2011, compared to a net loss of $7.1 million for the corresponding period in 2010. The gain in 2011 is primarily attributable to the capital gain that was recorded from the sale of 012 Smile.

In the three months ended March 31, 2011, the Company recorded $2.6 million of marketing expense, as compared to a $2.2 million marketing expense in the corresponding period in 2010. These expenses are attributable to Gadot and composed mainly of salary and commission expenses. The increase is primarily attributable to commissions paid.

In the three months ended March 31, 2011, the Company recorded $13.8 million of general, administrative and other expenses, as compared to $11.9 million in the corresponding period in 2010.The increase resulting mainly from the revaluation of the NIS compared to the U.S. Dollar and the increase in payments on account of annual management fees.

In the three months ended March 31, 2011, the Company recorded $2.2 million of net gain attributable to noncontrolling interests, as compared to $1.5 million of net gain attributable to noncontrolling interests in the corresponding period in 2010. These losses are mainly attributable to translation loss in the notes issued to the partners in Merhav Ampal Energy, LP, an Israeli limited partnership (the "Joint Venture"), resulting from the revaluation of the NIS compared to the U.S. Dollar.

In the three months ended March 31, 2011, the Company recorded a $9.7 million interest expense, as compared to a $6.2 million interest expense for the corresponding period in 2010. The interest expense relates to the financing the Company obtained in order to purchase Gadot, the Company's debentures, the Company's notes payable and the interest expense resulting from the swap agreements. The increase in interest expense relates, mainly, to the issuance of the Serious C debentures.

In the three months ended March 31, 2011, the Company recorded a $3.9 million translation loss, as compared to a $3.4 million translation loss for the corresponding period in 2010. The increase in translation loss is related to a change in the valuation of the NIS as compared to the U.S. Dollar, which decreased 1.9% in the three months ended March 31, 2011, as compared to a decrease of 1.6% for the corresponding period in 2010.

The Company recorded a $0.2 million net gain in Equity in earnings of affiliates for the three months ended March 31, 2011, compared to a minor net gain in Equity in earnings of affiliates for the corresponding period in 2010.

Results of operations analyzed by segments for the three months ended March 31:

	2011	2010(*)
	(U.S. Dollars in thousands)

Revenues:

Chemicals	$134,544	$118,206
Finance	1,161	2,812
Leisure-time	667	661
	136,372	121,679
Equity in earnings of affiliates	181	17
Total consolidated revenues	$136,553	$121,696

(*) Retroactively adjusted to reflect acquisition under common control (see Note 9)

The Chemicals income relates solely to Gadot and was derived from the following activities: sales of a wide range of liquid and solid chemicals, providing maritime shipping services of chemicals by ships and providing other services which include logistics and storage services for chemicals. In the three months ended March 31, 2011, the Company recorded $136.6 million in revenue which was comprised of $134.5 million in the Chemicals segment, $1.2 million in the Finance segment, $0.7 million in the Leisure-time segment, and a $0.2 million in Equity in earnings of affiliates, as compared to $121.7 million for the same period in 2010, which was comprised of $118.2 million in the Chemicals segment, $2.8 million in the Finance segment and $0.7 million in the Leisure-time segment and a minor Equity in earnings of affiliates. The increases in chemical commodity sale prices (revenues) and some volume growth were more than offset by chemical commodity cost increases (cost of goods sold).

	2011	2010(*)
	(U.S. Dollars in thousands)

Expenses:

Chemicals	$136,513	$120,313
Finance	18,250	11,773
Leisure-time	684	574
Total	$155,447	$132,660

(*) Retroactively adjusted to reflect acquisition under common control (see Note 9)

In the three months ended March 31, 2011, the Company recorded $155.4 million in expenses which was comprised of $136.5 million of expenses in the Chemicals segment, $18.3 million of expenses in the Finance segment and a $0.7 million of expenses in the Leisure-time segment, as compared to $132.7 million in expenses for the same period in 2010 which was comprised of $120.3 million of expenses in the Chemicals segment, $11.8 million of expenses in the Finance segment and a $0.6 million of expenses in the Leisure-time segment. Chemical commodity pricing is derivative of crude oil pricing. During the three months ended March 31, 2011, the price of crude oil increased, which led to a moderate increase in the Chemical commodity prices.

Income taxes

In the three month period ended March 31, 2011, the Company reported a tax expense of $7.0 million (out of which $6.9 million classified as discontinued operations) as compared to approximately $0.2 million of tax benefit in the corresponding period in 2010. The tax expense which was recorded in 2011 attributable mainly to the capital gain from the sale of 012 Smile. The Company intends to apply a tax planning strategy of selling all or a portion its cost method investment, which currently has sufficient unrealized gains, to fully utilize the net deferred tax assets that are attributable to foreign tax credits and loss carryforwards arising in the U.S., due to unrealized gain from several investments which the Company holds.

Liquidity and Capital Resources

Cash Flows

On March 31, 2011, cash, cash equivalents and marketable securities were $120.5 million, as compared with $34.2 million at December 31, 2010. The increase is mainly attributable to the sale of 012's shares.

As of March 31, 2011, the Company had $0.9 million of marketable securities as compared to $0.9 million as of December 31, 2010.

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

Cash flows from operating activities

Net cash used in operating activities totaled approximately $26.3 million for the three months ended March 31, 2011, compared to approximately $9.5 million provided by operating activities for the corresponding period in 2010. The increase in cash used in operating activities is primarily attributable to the increase in other assets and inventories and the increase in the net loss from continuing operations which increased by $8.2 million, mainly from the increase in interest expenses and the revaluation of the NIS, as compared to the corresponding period in 2010.

Cash flows from investing activities

Net cash provided from investing activities totaled approximately $9.0 million for the three months ended March 31, 2011, compared to approximately $9.7 million provided from investing activities for the corresponding period in 2010.

Cash flows from financing activities

Net cash used in financing activities was approximately $59.1 million for the three months ended March 31, 2011, compared to approximately $56.0 million of net cash provided from financing activities for the corresponding period in 2010. The change in cash used in financing activities is primarily attributable to the notes payable repaid due to the sale of 012’s shares in the three months ended March 31, 2011, as compared to the notes payable received for the acquisitions of 012’s business in the corresponding period in 2010.

Investments

EMG

As of today, EMG has entered into gas supply contracts as detailed in the following table:

Client	Billion Cubic Meters (“BCM”) (annually)	Term
Israel Electric Corp.	2.1	15 years (+5 years)
Israel Corporation Ltd.	1.4	20 years
Dorad Energy Ltd.	0.75	17 years (+5 years)
Other Contracts	0.55
Total	4.8
Signed Options	1.5
Total including Options	6.3

The Company evaluates the carrying value amount of its interest in EMG periodically in connection with the preparation of its financial statements.  In light of the recent developments in Egypt, the Company obtained an updated valuation from an independent valuator for the quarter ended March 31, 2011. The periodic independent valuations obtained by the Company to assist in its preparation of financial statements customarily indicate a range of values depending on underlying assumptions.  In the case of the most recent independent valuation, due to uncertainties in Egypt, the lower end of the indicated valuation range was materially lower than in the past and not substantially higher than the value at which EMG is carried on the Company's balance sheet.  The principal factors affecting valuation are the price, quantity, delivery dates and reliability of the gas as well as the discount rate.  An adverse change in any of these factors could result in a material reduction in the value of EMG and a reduction in the carrying value amount of the asset on the Company's balance sheet.  The Company will continue to evaluate developments with regard to EMG and will make determinations each fiscal period as to whether an impairment charge is appropriate.

Debt

Notes issued to institutional investors in Israel, the convertible note issued to Merhav M.N.F Ltd. ("Merhav") and other loans payable pursuant to bank borrowings are either in U.S. Dollars, linked to the Consumer Price Index (the "CPI") in Israel or in unlinked NIS, with interest rates varying depending upon their linkage provisions and mature between 2011-2019.

The Company finances its general operations and other financial commitments through bank loans from Bank Hapoalim, Union Bank of Israel Ltd. ("UBI") and Israel Discount Bank Ltd. ("IDB"). As of March 31, 2011, the outstanding indebtedness under these bank loans totaled $360.1 million, and the loans mature between 2011-2019.

	Series A Debentures		Series B Debentures		Series C Debentures
	par value in NIS in thousands	U.S. Dollars in thousands	par value in NIS in thousands	U.S. Dollars in thousands	par value in NIS in thousands	U.S. Dollars in thousands
Date of issuance	November 20, 2006		April 29, 2008		September 13, 2010
Linkage	Israeli CPI		Israeli CPI		Israeli CPI
Interest	5.75%		6.60%		6.95%
Maturity date	November 2015		January 2016		September 2019
Issuance	250,000	57,978	577,823	166,856	170,000	45,093
Purchased	20,113	5,198	76,653	20,939
Balance as of March 31, 2011	229,887	75,846	501,170	160,223	170,000	49,804
Deposits held by trusties		--		11,006		11,907

On September 13, 2010, Ampal completed a public offering in Israel of NIS 170.0 million (approximately $45.0 million) aggregate principal amount of its Series C debentures, due in 2019. The debentures are linked to the CPI and carry an annual interest rate of 6.95%. The Series C debentures rank pari passu with Ampal’s unsecured indebtedness. The debentures will be repaid in six equal annual installments commencing on September 7, 2014, and the interest will be paid semi-annually. As of December 31, 2010, the outstanding debt under the debentures amounts to $48.4 million. Ampal deposited an amount equal to $12.5 million with Ziv Haft Trust Company Ltd. in accordance with a trust agreement dated August 31, 2010, to secure the first four years' worth of payments of interest on the debentures.

On March 3, 2011 Midroog Ltd. (an affiliate of Moody's Investors Service) ("Midroog") has downgraded Ampal's Series A, Series B and Series C Debentures' (the "Debentures") ratings by one notch, to BAA1 from A3 with a negative outlook. The Debentures remain on Midroog's "Watchlist”.

Ampal funded the Gadot acquisition with a combination of available cash and the proceeds of the credit facility, dated November 29, 2007 (the "Credit Facility"), between MAG and IDB, for approximately $60.7 million, which amount was increased, on the same terms and conditions, on June 3, 2008 by approximately $11.3 million in order to fund the second stage of the transaction and on September 23, 2008 by approximately $15.4 million in order to fund the third stage of the transaction. The Credit Facility is divided into two equal loans of approximately $43.7 million. The first loan is a revolving loan that has no principal payments and may be repaid in full or in part on December 31 of each year until 2019, when a single balloon payment will become due. The second loan also matures in 2019, has no principal payments for the first one and a half years, and shall thereafter be paid in equal installments over the remaining 9.5 years of the term. As of March 31, 2011, the outstanding debt under the loan amounts to $39.8 million. Interest on both loans accrues at a floating rate equal to LIBOR plus 2% and is payable on a current basis. Ampal has guaranteed all the obligations of MAG under the Credit Facility and Ampal’s interest in Gadot has also been pledged to IDB as a security for the Credit Facility.  Yosef Maiman has agreed with IDB to maintain ownership of a certain amount of the Company’s Class A Stock. The Credit Facility contains customary affirmative and negative covenants for credit facilities of this type.

As of March 31, 2011, the Company has a $5.0 million loan with UBI that bears interest at an annual rate of LIBOR plus 2% to be repaid in six annual installments commencing on April 2, 2008 and various other loans with UBI in the aggregate amount of $3.0 million linked to the CPI, bearing interest of 2.9% to be repaid during 2011.

As of March 31, 2011, the Company has a $105.3 million loan from institutional investors who own 50% of Merhav Ampal Energy Holdings, LP. The loan is not linked to the CPI, bears no interest and is repayable upon agreement by both parties.

The Company has a short-term loan from Bank Hapoalim in the aggregate amount of $3.5 million that bears interest at an annual rate of 2.89%, to be repaid by June 30, 2011.

As of March 31, 2011, Gadot had $4.98 million outstanding under its other debentures. These debentures are not convertible into shares and are repayable in five equal annual installments on September 15 of each of the years 2008 through 2012. The outstanding balance of the principal of the debentures bears interest at an annual rate of 5.3%. The principal and interest of the debentures are linked to the CPI and the interest is payable in semi-annual installments on March 15 and September 15 of each of the years 2006 through 2012.

As of March 31, 2011, Gadot has short-term loans, including current maturities, payable in the amount of $114.8 million and long-term loans payable in the amount of $149.6 million. The various short term-loans payable are either unlinked or linked to the USD or Euro and bear interest at rates between 2.0% to 7.0%. The various long-term loans payable are either unlinked or linked to the CPI or linked to the U.S. Dollar or Euro and bear interest at annual rates between 1.49% to 6.85%.

The weighted average interest rates and the balances of these short-term borrowings at March 31, 2011 and December 31, 2010 were 4.1% on $127.5 million and 3.8% on $131.9 million, respectively.

Our significant contractual obligations as of March 31, 2011 are summarized in the following table (in thousands):

Contractual Obligations	Total	Less than 1 year	1 – 3 years	3-5 years	More than 5 years
Short-Term Debt:
Gadot - working capital	$109,162	$109,162
Gadot - current maturities	$5,684	$5,684
Ampal - revolving credit line	$4,050	$4,050
Ampal - current maturities	$8,607	$8,607
Debentures – current maturities	$47,214	$47,214
Long-Term Debt:
Ampal	$188,350		$11,285	$7,952	$169,113
Gadot:
Vessels	$65,113		$13,831	$5,818	$45,464
Other	$84,446		$20,439	$20,026	$43,981
Debentures	$241,116		$96,883	$111,029	$33,204
Total Debt	$753,742	$174,717	$142,438	$144,825	$291,762

As of March 31, 2011, the Company had issued guarantees in the aggregate principal amount of $42.0 million. These include:

1.
A $9.3 million guarantee on indebtedness incurred by Bay Heart in connection with the development of property. There can be no guarantee that Bay Heart will generate sufficient cash to repay its outstanding indebtedness without relying on the Company’s guarantee.

2.	A $32.7 million guarantee of outstanding indebtedness of Gadot.

Some of the Company's credit contracts are subject to covenant clauses, whereby the Company is required to meet certain key performance indicators. Certain subsidiaries did not fulfill the required covenants.

Due to these breaches of covenant clauses, the bank is contractually entitled to request early repayment of the outstanding amount. The outstanding balance is classified as a current liability. The bank has not requested early repayment of the loans.

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

As of March 31, 2011, the Company had open foreign currency forward exchange contracts to purchase U.S. Dollars and sell Euros in the amount of $1.8 million and to purchase U.S. Dollars and sell NIS in the amount of $2.0 million.

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

Should any of those risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary from those described herein as anticipated, believed, estimated, expected, intended or planned. These risks and uncertainties may include, but are not limited to, those described in this report, in Part II, Item 1A. Risk Factors and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2010, and those described from time to time in our future reports filed with the Securities and Exchange Commission. The Company assumes no obligation to update or revise any forward-looking statements.

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

For information on the legal proceedings, please see Note 16 to the financial statements incorporated in this Form 10-Q.

Item 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We have updated the last three risk factors under the heading “Risks Associated with EMG’s Business”  affecting our business since those presented in our Annual Report on Form 10-K, Part I, Item 1A, for the fiscal year ended December 31, 2010, as set forth below:

The operation of the Pipeline facilities and the delivery of gas involve many risks—operating risk, availability risk, technology risk and the risk of events beyond EMG's control.

The operation of EMG's Pipeline facilities and the delivery of gas to customers involves many risks, including, without limitation, the breakdown or failure of equipment or processes, operator errors, labor disputes, delays in obtaining or renewing or inability to obtain or renew permits, approvals or licenses, violation of permit requirements, shortages of equipment or spare parts, delays in transporting such equipment or spare parts to the Pipeline facilities, or catastrophic events such as fires, earthquakes, explosions or terrorist attacks.  The occurrence of any of these events could significantly reduce or entirely prevent the delivery of gas or adversely impact the quality of gas delivered and subject to existing insurance arrangements, could adversely impact EMG's revenues The occurrence of any of these events could significantly reduce EMG's revenues, which, in turn, would have a material adverse effect on its value and on its ability to distribute dividends to us. Most recently, from February 5, 2011 to March 15, 2011 the Pipeline suffered a hold in supply due to an explosion in a facility serving a nearby pipeline.  On April 27, 2011 another hold on supply commenced due to another attack on a valve station owned by GASCO.  It is uncertain when gas supply will resume.

The volatile political situation in Egypt may adversely affect EMG’s business and revenues.

EMG's status as a natural gas supplier in Israel is based on EMG's long-term contract with the Egyptian government for the purchase of natural gas from Egypt for the resale into the Israeli market through its pipeline system, and EMG's long-term contracts with several Israeli gas consumers, including Israel's Electric Company. EMG's ability to purchase gas from Egypt is associated with the peace treaty between Israel and Egypt, and EMG depends on the gas supply from the Egyptian governmental owned supplier and on the Egyptian government itself. The political situation in Egypt is uncertain at this point, including whether the Egyptian government will honor its treaty obligations, as is its effect on EMG's business.  EGAS has indicated that, at the very least it will attempt to renegotiate the current contract with EMG, which may result in higher prices paid by EMG.  If EMG is unable to pass along such higher prices to its customers, its margins may be reduced resulting in reduced profit, or a loss, to EMG. The occurrence of any of these events could adversely impact the business terms under which EMG operates, which, in turn, would have a material adverse effect on its value and on its ability to distribute dividends to us and may result in a reduction of EMG value to an extent that would require the Company to impair its investment in EMG.

Investigations in Egypt could adversely effect EMG.

Following the replacement of the Mubarak administration in Egypt, the current Egyptian government launched several investigations into the actions and operations of its predecessors, including those related to the agreements to export gas to Israel. Consequently, the former minister of petroleum as well as several other former senior ministry and EGPC/EGAS officials have been detained and are under investigation in connection with various gas transactions, including gas sales to Israel. There could be other investigations as well. Although the Company has no knowledge with respect to  the likely outcome and effect on EMG, the government in Egypt could resort to these investigations to justify withholding – temporarily or otherwise - further EMG sales, or otherwise to demand to amend EMG's gas purchase agreement and its terms and conditions.

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

AMPAL-AMERICAN ISRAEL CORPORATION

By: /s/ Yosef A. Maiman
Yosef A. Maiman
Chairman of the Board
President & Chief Executive Officer
(Principal Executive Officer)

By: /s/ Irit Eluz
Irit Eluz
CFO and Senior Vice President,
Finance and Treasurer
(Principal Financial Officer)

By: /s/ Zahi Ben-Atav
Zahi Ben-Atav
VP Accounting and Controller
(Principal Accounting Officer)

Date: May 16, 2011

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