Form 10-Q
period 2011-06-30
AMPAL-AMERICAN ISRAEL CORP
filed 2011-08-04
CIK 731859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to_______________

Commission file number 0-538

AMPAL-AMERICAN ISRAEL CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

New York	13-0435685
(State or Other Jurisdiction of	(I.R.S. Employer)
Incorporation or Organization)	Identification Number

555 Madison Avenue New York, NY, USA	10022
(Address of Principal Executive Offices)	(Zip code)

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

Yes ☐   No  ☒

The number of shares outstanding of the issuer’s Class A Stock, par value $1.00 per share, its only authorized common stock, is 56,133,764 (as of July 25, 2011).

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS
AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS AS OF	June 30, 2011	December 31, 2010
(U.S. Dollars in thousands)	(Unaudited)	(Audited)

Current assets:
Cash and cash equivalents	$97,383	$33,341
Marketable securities	603	890
Accounts receivable (Net of allowance for doubtful amounts of $2,499 and $2,068, respectively)	123,279	113,837
Deposits, notes and loans receivable	16,004	14,053
Inventories	38,942	34,810
Other assets	37,767	29,283
Held for sale assets	--	412,239
Total current assets	313,978	638,453
Non-current assets:
Investments	356,492	371,751
Fixed assets, less accumulated depreciation of $38,712 and $32,633, respectively	201,038	196,361
Deposits, notes and loans receivable	30,866	43,338
Deferred income taxes	27,844	41,422
Other assets	17,129	18,617
Goodwill	73,527	70,670
Intangible assets	14,405	17,063
Total Non-current assets	721,301	759,222

TOTAL ASSETS	$1,035,279	$1,397,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND EQUITY AS OF	June 30, 2011	December 31, 2010
(U.S. Dollars in thousands, except share amounts)	(Unaudited)	(Audited)

LIABILITIES
Current liabilities:
Notes and loans payable and current maturities	$141,637	$195,342
Accounts payable, accrued expenses and others	96,046	102,104
Debentures – current maturities	47,892	14,749
Held for sale liabilities	2,974	292,240
Total current liabilities	288,549	604,435
Long term liabilities:
Notes and loans payable	219,800	218,023
Notes to partners	107,326	103,274
Debentures	243,931	265,590
Deferred income taxes	14,458	13,775
Other long-term liabilities	14,872	14,030
Total long-term liabilities	600,387	614,692
Total liabilities	888,936	1,219,127

EQUITY
Ampal's shareholders' equity:
Class A Stock $1.00 par value; authorized 100,000,000 and 100,000,000 shares, respectively; issued 63,277,321 and 63,277,321 shares, respectively; outstanding 56,133,764 and 56,133,764 shares, respectively	63,277	63,277

Additional paid-in capital	183,260	182,924

Accumulated deficiency	(54,413)	(32,316)

Accumulated other comprehensive income	1,045	103

Treasury stock, at cost	(28,763)	(28,763)

Total Ampal shareholders’ equity	164,406	185,225

Noncontrolling interest	(18,063)	(6,677)

Total equity	146,343	178,548

TOTAL LIABILITIES AND EQUITY	$1,035,279	$1,397,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30,	2011	2010(*)
(U.S. Dollars in thousands, except per share amounts)	(Unaudited)	(Unaudited)

REVENUES:
Chemical income	$274,171	$236,324
Real estate income	174	--
Realized gains on investments	--	814
Gain (loss) on sale of fixed assets	40	(2)
Realized and unrealized gains on marketable securities	21	86
Equity in earnings (loss) of affiliates	179	(198)
Interest income	1,336	272
Leisure-time income	1,549	1,470
Other income	1,770	2,580
Total revenues	279,240	241,346

EXPENSES:
Chemical expense - cost of goods sold	249,214	216,515
Real estate expenses	300	468
Loss from impairment of investments	16,923	--
Interest expense	22,659	17,724
Translation loss (gain)	7,256	(10,612)
Marketing expenses	5,354	3,939
General, administrative and other	30,855	23,884
Total expenses	332,561	251,918
Loss from continuing operations before income taxes	(53,321)	(10,572)
Income tax expenses (benefit)	14,298	(499)
Net loss from continuing operations after tax benefits	(67,619)	(10,073)
Discontinued operations:
Gain disposal, net of tax	28,891	--
Income from discontinued operations, net of tax	5,175	2,788
	34,066	2,788
Net loss	(33,553)	(7,285)
Less: Net loss (gain) attributable to noncontrolling interests	11,456	(2,687)
Net loss attributable to Ampal's shareholders	(22,097)	(9,972)

Basic and diluted EPS:
Loss from continuing operations attributable to Ampal's shareholders	(1.00)	(0.23)
Discontinued operations attributable to Ampal's shareholders	0.61	0.05
	$(0.39)	$(0.18)

Shares used in EPS calculation (in thousands)	56,134	56,134

(*) Retroactively adjusted to reflect acquisition under common control (see Note 9)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30,	2011	2010(*)
(U.S. Dollars in thousands, except per share amounts)	(Unaudited)	(Unaudited)

REVENUES:
Chemical income	$139,627	$118,118
Real estate income	62	81
Realized gains on investments	--	710
Gain (loss) on sale of fixed assets	61	(4)
Realized and unrealized gains on marketable securities	8	7
Equity in losses of affiliates	(2)	(215)
Interest income	916	136
Leisure-time income	882	809
Gain from redemption of debt and other income	1,133	8
Total revenues	142,687	119,650

EXPENSES:
Chemical expense - cost of goods sold	123,866	107,787
Real estate expenses	124	254
Loss from impairment of investments	16,923	--
Interest expense	12,960	11,522
Translation loss (gain)	3,362	(14,027)
Marketing expenses	2,780	1,707
General, administrative and other	17,099	12,015
Total expenses	177,114	119,258
Income (loss) from continuing operations before income taxes	(34,427)	392
Income tax expenses (benefit)	14,169	(356)
Net income (loss) from continuing operations after tax benefits	(48,596)	748
Discontinued operations
Income from discontinued operations, net of tax	--	628
	--	628
Net income (loss)	(48,596)	1,376
Less: Net loss (gain) attributable to noncontrolling interests	9,253	(4,218)
Net loss attributable to Ampal's shareholders	(39,343)	(2,842)

Basic and diluted EPS:
Loss from continuing operations attributable to Ampal's shareholders	(0.70)	(0.06)
Discontinued operations attributable to Ampal's shareholders	--	0.01
	$(0.70)	$(0.05)

Shares used in EPS calculation (in thousands)	56,134	56,134

(*) Retroactively adjusted to reflect acquisition under common control (see Note 9)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30,	2011	2010 (*)
(U.S. Dollars in thousands)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss for the period	$(33,553)	$(7,285)
Net income from discontinued operations	(34,066)	(2,788)
Loss from continuing operations	(67,619)	(10,073)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Equity in losses (earnings) of affiliates	(179)	198
Realized and unrealized gain on investments, net	(21)	(900)
Depreciation and amortization expense	10,579	9,045
Loss (gain) from sale of fixed assets	(40)	14
Impairment of investment	16,923	--
Non cash stock based compensation	336	636
Translation loss (gain)	7,099	(10,612)
Decrease (increase) in other assets	4,110	(7,579)
Increase in inventories	(3,105)	(1,966)
Increase in accounts receivable	(3,359)	(655)
Increase (decrease) in accounts payable, accrued expenses and other	(7,795)	11,686
Gain from repurchase of debentures	(889)	--
Proceeds from sale of trading securities	318	1,515
Dividends received from affiliates	--	332

Net cash used in operating activities	(43,642)	(8,359)

Cash flows from investing activities:
Deposits, notes and loans receivable collected	11,300	5,356
Deposits, notes and loans receivable granted	--	(4,938)
Purchase and improvements of fixed assets	(4,595)	(3,395)
Investments made in affiliates and others	--	(1,776)
Investments made in available-for-sale shares	--	(6,270)
Proceeds from sale of available-for-sale shares	--	18,698
Acquisition of noncontrolling interests	--	(841)
Proceeds from disposal of investments in Affiliate and others	--	1,976
Increase in severance fund	(421)	--
Proceeds from sale of fixed assets	363	282

Net cash provided from investing activities	6,647	9,092

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30,	2011	2010(*)
(U.S. Dollars in thousands)	(Unaudited)	(Unaudited)

Cash flows from financing activities:
Proceeds from notes issued and loans received	$10,202	$61,373
Notes and loans payable repaid	(64,997)	(8,553)
Debentures repaid	(4,962)	--
Dividend paid	--	(1,494)
Net cash provided by (used in) financing activities	(59,757)	51,326

Effect of exchange rate changes on cash and cash equivalents	856	(3,545)

Cash flows from discontinued operations:
Cash provided by (used in) operating activities of discontinued operations	(18,124)	23,451
Cash provided by (used in) investing activities of discontinued operations	174,085	(331,191)
Cash provided by (used in) financing activities of discontinued operations	(3,973)	211,654
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	(901)	(1,410)
Net cash provided by (used in) discontinued operations	151,087	(97,496)

Net increase (decrease) in cash and cash equivalents	55,191	(48,982)
Cash and cash equivalents at beginning of period (in 2011 including $8,851 from discontinued operations)	42,192	71,484

Cash and cash equivalents at end of period	$97,383	$22,502
Less cash and cash equivalents of discontinued operations at end of the period	--	3,562
Cash and cash equivalents of continuing operations at end of the period	97,383	18,940

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
	Number of shares*	Amount	Additional paid-in capital	Accumulated deficiency	Accumulated other comprehensive income	Treasury stock	Non-controlling interests	Total equity

BALANCE AT JANUARY 1, 2011	63,277	63,277	182,924	(32,316)	103	(28,763)	(6,677)	178,548
CHANGES DURING THE SIX MONTHS ENDED JUNE 30, 2011:
Net loss for the period				(22,097)			(11,456)	(33,553)
Foreign currency translation adjustments					942		70	1,012
Total comprehensive income (loss)								(32,541)
Share based compensation expense			336					336
BALANCE AT JUNE 30, 2011	63,277	63,277	183,260	(54,413)	1,045	(28,763)	(18,063)	146,343

* In thousands

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. Dollars in thousands)

Unaudited

	Equity attributable to Ampal-American Israel Corporation shareholders
	Class A Stock
	Number of shares*	Amount	Additional paid-in capital (**)	Accumulated deficiency (**)	Accumulated other comprehensive income (loss) (**)	Treasury stock	Non-controlling interests (**)	Total equity

BALANCE AT JANUARY 1, 2010	63,277	63,277	184,287	12,426	(14,598)	(28,763)	(75)	216,554
CHANGES DURING THE SIX MONTHS ENDED JUNE 30, 2010:
Net loss for the period				(9,972)			2,687	(7,285)
Unrealized loss from marketable securities					323			323
Foreign currency translation adjustments					(8,436)		(649)	(9,085)
Total comprehensive loss								(16,047)
Acquisition of noncontrolling interests					(369)			(369)
Dividends paid			(1,494)					(1,494)
Share based compensation expense			622					622
BALANCE AT JUNE 30, 2010	63,277	63,277	183,415	2,454	(23,080)	(28,763)	1,963	199,266

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

3.	Recently Adopted and Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update No. 2011-05 ("ASU 2011-05") which amended the comprehensive income presentation guidance. The amendment requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. The guidance is effective for interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the potential impact of ASU 2011-05 on its financial statements.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 ("ASU 2011-04") for Fair Value Measurements and Disclosures (Topic 820). The amendment clarifies the existing guidance and adds new disclosure requirements. The guidance is effective for interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the potential impact of ASU 2011-04 on its financial statements.

In December 2010, the FASB issued Accounting Standards Update No. 2010-28  (“ASU 2010-28”) for Intangibles - Goodwill and Other (Topic 350 ): "Intangibles - Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts." ASU 2010-28 impacted reporting units with zero or negative carrying amounts and required an additional test to be performed to determine whether goodwill has been impaired and to calculate the amount of that impairment. The adoption did not have a material impact on the Company's financial statements. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption did not have a material impact on the Company's financial statements.

4.	Cash and cash equivalents

Cash equivalents are short-term, highly liquid investments (bank accounts and bank deposits) that have original maturity dates of three months or less and are readily convertible into cash.

Cash equivalents equal to $1.0 million have been allocated as a compensating balance for various loans provided to the Company and would therefore be unavailable if the Company wished to pledge them in order to provide an additional source of cash.

5.	Inventories – mainly chemicals and other materials intended for sale are valued at the lower of cost or market. Cost is determined based on the moving average basis.

6.	East Mediterranean Gas Company

As of June 30, 2011, the Company’s financial statements reflect a 16.8% interest in shares of East Mediterranean Gas Co. S.A.E., an Egyptian joint stock company ("EMG"), with 8.2% held directly and 8.6% held through Merhav Ampal Energy Holdings, LP, an Israeli limited partnership of which Ampal owns 50%.

The investment in EMG is accounted for as a cost method investment.

The Company evaluates the carrying value amount of its interest in EMG periodically in connection with the preparation of its financial statements.  In light of the recent developments in Egypt, the Company obtained an updated valuation from an independent valuator for the quarters ended June 30, 2011 and March 31, 2011. The periodic independent valuations obtained by the Company to assist in its preparation of financial statements customarily indicate a range of values depending on underlying assumptions.  In the recent independent valuation, due to uncertainties in Egypt, the lower end of the indicated valuation range was materially lower than in the past and lower than the value at which EMG is carried on the Company's balance sheet. Management assessed the investment to determine if the decline in fair value was other than temporary. Based on these assessments, management determined that the decline in fair value of the investment was other than temporary and the Company recorded charges of $16.9 million and decreased deferred income taxes in the amount of $14.1 million. The carrying amount of the investments in EMG as of June 30, 2011 is $344.4 million.

The principal factors affecting valuation are the price, quantity, delivery dates and reliability of the gas as well as the discount rate.  An adverse change in any of these factors could result in additional material reduction in the value of EMG and additional reduction in the carrying value amount of the asset on the Company's balance sheet.  The Company will continue to evaluate developments with regard to EMG and will make determinations each fiscal period as to whether an impairment charge is appropriate.

EMG organized in 2000 in accordance with the Egyptian Special Free Zones system, has been granted the right to export 7.0 billion cubic meters ("BCM")/year of natural gas from Egypt to Israel, other locations in the East Mediterranean basin and to other countries. EMG has linked the Israeli energy market with the Egyptian national gas grid via an East Mediterranean pipeline with the first gas delivery occurring in May 2008. EMG is the developer, owner and operator of the pipeline and its associated facilities on shore in both the point of departure at El Arish, Egypt and the point of entry in Ashkelon, Israel.

This project is governed by an agreement signed between Israel and Egypt which designates EMG as the authorized exporter of Egyptian gas, secures EMG’s tax exemption in Israel and provides for the Egyptian government’s guarantee for the delivery of 7 BCM/year of gas to the Israeli market.

From February 5, 2011 to March 15, 2011, from April 27, 2011 to June 9, 2011 and from July 4, 2011 to July 5, 2011, the supply of gas to EMG, and therefore to EMG’s Israeli clients, was interrupted due to damages in GASCO’s (the Egyptian gas transport company) pipeline serving EMG resulting from three alleged terror attacks on GASCO's gas pipeline. Neither EMG's site nor EMG's pipeline were damaged in the three attacks.

On July 12, 2011, the supply of gas to EMG, and therefore to EMG’s Israeli clients, was interrupted due to an explosion in a valve station of GASCO's gas pipeline, approximately 20 kilometers west of EMG's site at Al Arish, due to an alleged terror attack. Following the explosion EGAS  initiated its standard shut down procedure affecting gas transportation throughout the Sinai area and gas supply to Jordan, Lebanon, Syria; to major Egyptian industries and gas consumers in the Sinai; and to EMG.

On July 30, 2011, in the wake of violent incidents in El-Arish, Egypt, there was an attempt to cause damage to the EMG site near El-Arish. The security forces on site returned fire, prevented any penetration of the EMG site and repelled the attack.

EMG reports that the July 30, 2011 incident will not affect its operations once EGPC resumes supply after it was interrupted due to the July 12, 2011 explosion.

As a result of the continued interruption of gas supply to EMG and the delivery of gas to EMG below contracted quantities, the international shareholders of EMG, including Ampal, have commenced procedures under applicable bilateral investment treaties between their countries and Egypt. Such procedures may ultimately result in arbitration of claims under the various treaties, its gas supply agreement or other agreements.  Ampal has also been advised by EMG that EMG is considering initiating arbitration proceedings against the government- owned Egyptian gas supplier alleging a breach of various provisions of its gas purchase agreement.

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

These service sectors are synergistic and complementary, so that Gadot provides its customers with a full range of services, from acquiring chemicals based on a customer’s needs, logistical handling including shipping and transport, offloading, storage and delivery. Members of the Gadot group of companies also provide services for other members of the group, strengthening the group as a whole.

8.	Discontinued operations

On March 3, 2011, Merhav-Ampal Group Ltd. (formerly Merhav-Ampal Energy Ltd.), an Israeli corporation and wholly owned subsidiary of Ampal ("MAG") completed its sale of all of the outstanding shares of 012 Smile Telecom Ltd., a wholly owned subsidiary of MAG ("012") to Partner Communications Company Ltd. ("Partner"), in accordance the Share Purchase Agreement between MAG, 012 and Partner, signed on October 13, 2010 (the “012 Sale”). As part of the 012 Sale, Partner also assumed approximately NIS 800 million (approximately $225.4 million) of the total debt of 012 Smile. Accordingly, 012 Smile has been reported as discontinued operations since December 31, 2010. The 012 Sale closed on March 3, 2011. Partner paid to Ampal approximately NIS 650 million (approximately $180 million) out of which Ampal recorded a gain of $28.9 million, net of an early repayment fee the Company paid in connection with the repayment of a loan received to finance the purchase of 012 and net of tax, from the 012 Sale. In addition the Company recorded income from discontinued operations of $19.9 million in 2010 and $5.2 million in the period ended June 30, 2011.

All the indirect interest expenses were recorded as a continuing operation.

Classification

We classified certain operations as discontinued using GAAP, as the associated operations and cash flows will be eliminated from our ongoing operations and we will not have any significant continuing involvement in their operations after the respective sale transactions. For all periods presented, all of the operating results for these operations were removed from continuing operations and are presented separately as discontinued operations, net of tax. The Notes to the Consolidated Financial Statements were adjusted to exclude discontinued operations unless otherwise noted.

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

The acquisition of Agro was accounted for as a combination of entities under common control, which is similar to the pooling-of-interests method of accounting for business combinations. Accordingly, the consolidated financial statements give retrospective effect to this transaction.

FASB ASC 805, Business Combinations, excludes transfers of net assets or exchanges of equity interests between entities under common control. ASC 805 also states that transfers of net assets or exchanges of equity interests between entities under common control should be accounted for similar to the pooling-of-interests method (as-if pooling-of-interests) in that the entity that receives the net assets or the equity interests initially recognizes the assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity at the date of transfer. Because Gadot and Agro were under common control at the time of the acquisition, the transfer of assets and liabilities of Agro was accounted for at historical cost in a manner similar to a pooling-of-interests. For financial accounting purposes, the acquisition was viewed as a change in reporting entity and, as a result, required reclassification of the Company's financial statements for all periods subsequent to October 18, 2008, the date on which Agro was acquired. Accordingly, the Company's consolidated balance sheet as of December 31, 2010, the consolidated statements of operations for the six months ended June 30, 2010 and the statements of changes in equity and consolidated statements of cash flows for the six months ended June 30, 2010 were reclassified to include Agro. Agro's financial data has been included in the Chemicals segment.Sugarcane Ethanol Production Project

10.	Sugarcane Ethanol Production Project

On December 31, 2009, Ampal signed an option exercise agreement (the “Exercise Agreement”) with Merhav (M.N.F.) Ltd. (“Merhav”) pursuant to which it exercised, subject to certain conditions, its option (the “Option”) to convert Ampal’s existing loan to Merhav (consisting of $20 million of principal plus accrued interest) (the “Loan”) into a 25% equity interest in the sugarcane ethanol production project in Colombia (the “Project”) being developed by Merhav. The Loan is evidenced by an Amended and Restated Promissory Note, dated December 25, 2008 (the “Note”), issued by Merhav in favor of Ampal, and is secured by Merhav’s pledge of its shares of Class A Stock of Ampal, pursuant to that certain Pledge Agreement, dated December 24, 2007, between Merhav and Ampal (the “Pledge Agreement”). Merhav’s obligations under the Note are guaranteed by Mr. Yosef A. Maiman pursuant to a personal guaranty, dated as of December 25, 2008 (the “Guaranty”). The Option is evidenced by an Option Agreement, dated December 25, 2007, between Merhav and Ampal, as amended on December 25, 2008 (the “Option Agreement”). The Loan, Option and related transactions are summarized in the Company's previously filed annual and periodic reports. On December 31, 2010, all the rights and obligations of Ampal in the Project were assigned to MAG.

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

As stated above, as a condition to closing MAG’s purchase of a 25% equity stake in Merhav Energies, Merhav, MAG and Merhav Energies will enter into a Shareholders’ Agreement (the “Shareholders’ Agreement”), to provide for, among other things, (i) restrictions on the transfer of shares of Merhav Energies, (ii) a right of first refusal on transfers of shares of Merhav Energies, (iii) tag-along and drag-along rights on the transfer of shares of Merhav Energies, (iv) preemptive rights on the issuance of new shares of capital stock (or other equity interest) by Merhav Energies, subject to the anti-dilution rights of MAG, and (v) the right of MAG to designate 25% of the directors of Merhav Energies. In addition to preemptive rights under the Shareholders’ Agreement, MAG has been granted anti-dilution protection, which may result in the issuance of additional shares of Merhav Energies to MAG, in the event that, prior to end of the 180-day period following the commencement of the Project’s operations, Merhav sells, or Merhav Energies issues, shares of Merhav Energies at a per share price that is less than the per share price paid by MAG under the Exercise Agreement.

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

11.          Services and Management Agreements

In February 2009, Ampal and Gadot entered into a management services agreement (intercompany transaction), according to which Ampal provides Gadot with management services for an annual consideration calculated as a percentage of Gadot's profits.

On December 30, 2010, Ampal entered into a management services agreement with Merhav, according to which Merhav provides the Company and its subsidiaries with management, marketing, financial, development and other administrative services for an annual consideration which will be determined annually and shall be equal to a percentage of the direct and indirect expenses incurred by Merhav in connection with providing services to or for the benefit of Ampal. The management fee shall be determined by the Special Committee of the Board of Directors of Ampal (composed solely of independent directors) at or around the end of each fiscal year.

On January 1, 2011, Ampal entered into an Aircraft Sharing Agreement with Merhav, according to which Ampal has a limited and non-exclusive right to use the aircraft possessed and operated by Merhav. For the usage of the aircraft, Ampal will pay Merhav a pro rata share of the fixed costs related to the aircraft (calculated annually based on the flight hours of the aircraft used by Ampal compared to the total flight hours of the aircraft, with a maximum amount of $500,000 per annum) and the direct costs and expenses of operating each flight for Ampal.

As stipulated above, Yosef A. Maiman, the Chairman, President and CEO of Ampal and a member of the controlling shareholder group of Ampal, is the sole owner of Merhav. Because of the foregoing relationship, a special committee of the Board of Directors composed of Ampal’s independent directors negotiated and approved the transactions between Ampal and Merhav.

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

Gadot

The Company uses foreign currency forward contracts to mitigate fluctuations in foreign currency exchange rates due to variations in payment or receipt of currencies other than the Company's functional currency. The Company uses contracts to purchase U.S. Dollars and sell Euros, contracts to purchase Euros and sell U.S. Dollars and contracts to purchase U.S. Dollars and sell NIS.

The Company enters into derivative financial instruments, including swaps and forward agreements. The Company reports the fair value of the derivatives on our balance sheet. The derivatives used are not designated as a hedging instrument under ASC 815. Changes in fair value are recognized in earnings in the period of change.

The following summarizes the gross fair market value of all derivative instruments and their locations in our consolidated balance sheet, and indicates which instruments are in an asset or liability position.

Asset Derivatives
_________________________________________________________________________________

		(U.S. Dollars in thousands)
Derivative Instrument	Location	June 30, 2011	December 31, 2010	June 30, 2010
SWAP contracts	Other assets	$7,406	$5,552	$889
Foreign currency exchange contracts	Other assets	$55	-	$57

Liability Derivatives
________________________________________________________________________________

		(U.S. Dollars in thousands)
Derivative Instrument	Location	June 30, 2011	December 31, 2010	June 30, 2010
SWAP contracts	Accounts payable, accrued expenses and others	$415	-	$293
Foreign currency exchange contracts	Accounts payable, accrued expenses and others	$25	-	$29

Statements of Operations
_________________________________________________________________________________

		(U.S. Dollars in thousands)
		Six months ended June 30,
Derivative Instrument	Location	2011	2010
SWAP contract	Translation loss	$(462)	$(624)
Interest rate SWAP contract	Interest gain (loss)	$1,902	$(1,903)
Foreign currency exchange contracts	Translation gain	$129	$1

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

Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 consisted of the following (in thousands):

Fair Value Measurements as of:

	June 30, 2011			December 31, 2010
	Level 1	Level 2	Total	Level 1	Level 2	Total
Trading securities *	$78	$-	$78	$381	$-	$381
Available for sale securities *	525	-	525	509	-	509
Derivative assets **	-	7,461	7,461	-	5,552	5,552
Derivative liabilities **	-	(440)	(440)	-	-	-
Total	$603	$7,021	$7,624	$890	$5,552	$6,442

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

** See Note 12.

The carrying amount of the Company's traded debentures as of June 30, 2011 is $292 million. The market value of such debentures, based on the closing price of those debentures on June 30, 2011 on the Tel Aviv Stock Exchange, was $247 million. The total carrying value of long-term loans as of June 30, 2011 was $347.1 million. The Company estimates that the fair value of the long-term loans approximates their carrying value, since substantially all of them bear non-fixed interest and there is no significant change in the credit risk of such loans.

Investment in EMG with a carrying amount of $361.3 million was written down to its fair value of $344.4 million, resulting in a loss of $16.9 million, which was included in loss for the period.

14.	Segment information presented below results primarily from operations in Israel.

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

The Leisure-time segment consists of an affiliate, Country Club Kfar Saba Ltd., the Company’s 51%-owned subsidiary, located in Israel.

The Finance segment consists of all other activities which are not part of any of the above segments.

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2011	2010 (*)	2011	2010 (*)
	(Dollars in thousands)		(Dollars in thousands)

Revenues:
Chemicals	$274,171	$236,324	$139,627	$118,118
Finance	3,341	3,750	2,024	938
Leisure-time	1,549	1,470	882	809
	279,061	241,544	142,533	119,865
Equity in earnings (losses) of affiliates	179	(198)	(2)	(215)
Total consolidated revenues	$279,240	$241,346	$142,531	$119,650
Pre-tax operating gain (loss):
Chemicals	$(1,031)	$(1,109)	$938	$997
Finance	(35,649)	(9,323)	(18,559)	(361)
Energy	(16,923)	--	(16,923)	--
Leisure-time	103	58	119	(29)
	(53,500)	(10,374)	(34,425)	607
Equity in earnings (losses) of affiliates	179	(198)	(2)	(215)
Total consolidated pretax gain (loss)	$(53,321)	$(10,572)	$(34,427)	$392

TOTAL ASSETS	JUNE 30, 2011	DECEMBER 31, 2010

Chemicals	$491,897	$469,056
Finance	566,167	508,997
Energy	344,400	361,323
Leisure-Time	4,545	3,714
Inter-segments adjustments	(371,730)	(357,654)
Held for sale assets	--	412,239
Total consolidated assets	$1,035,279	$1,397,675

(*)  Retroactively adjusted to reflect acquisition under common control (see Note 9)

15.	Midroog Ltd. (an affiliate of Moody's Investors Service) ("Midroog") currently rates Ampal's Series A, Series B and Series C Debentures (the "Debentures").

On May 26, 2011, Midroog downgraded Ampal's Debentures ratings by two notches, to BAA3 from BAA1 with a negative outlook. The Debentures were removed from Midroog's "Watchlist”.

Due to the above downgrading of the ratings of Ampal's Series C Debentures and according to the terms of the Series C debentures, the Series C debenture holders are entitled to additional interest payments which will be calculated as follows:

1.	The annual interest on Ampal's Series C Debentures since their issuance and until May 25, 2011 was 6.95%;
2.	The annual interest on Ampal's Series C Debentures from May 26, 2011 and thereafter will be 7.70%;
3.
The weighted average interest that Ampal shall pay its Series C Debentures holders on the upcoming interest payment date, September 7, 2011, will be 7.37% and therefore the interest to be paid on September 7, 2011 will be 3.685%;

4.	The annual interest on Ampal's Series C Debentures as reflected from the above weighted average interest is 7.40%;
5.	The annual interest on Ampal's Series C Debentures for the upcoming periods will be 7.70%; and
6.	The semi-annual interest on Ampal's Series C Debentures for the upcoming periods will be 3.85%.

16.
The following table summarizes securities that were not included in the calculations of diluted earnings per share of Class A Stock for the periods ended June 30, 2011 and 2010 because such shares are anti-dilutive.

(Shares in thousands)	Six Months ended June 30,		Three Months ended June 30,
	2011	2010	2011	2010

Shares resulting from Options and Rights	4,110	3,783	4,110	3,783

17.	LEGAL PROCEEDINGS:

None.

18.	Subsequent Events

EMG Pipeline

From February 5, 2011 to March 15, 2011, from April 27, 2011 to June 9, 2011 and from July 4, 2011 to July 5, 2011, the supply of gas to EMG, and therefore to EMG’s Israeli clients, was interrupted due to damages in GASCO’s (the Egyptian gas transport company) pipeline serving EMG resulting from three alleged terror attacks on GASCO's gas pipeline. Neither EMG's site nor EMG's pipeline were damaged in the three attacks.

On July 12, 2011, the supply of gas to EMG, and therefore to EMG’s Israeli clients, was interrupted due to an explosion in a valve station of GASCO's gas pipeline, approximately 20 kilometers west of EMG's site at Al Arish, due to an alleged terror attack. Following the explosion EGAS initiated its standard shut down procedure affecting gas transportation throughout the Sinai area and gas supply to Jordan, Lebanon, Syria; to major Egyptian industries and gas consumers in the Sinai; and to EMG.

On July 30, 2011, in the wake of violent incidents in El-Arish, Egypt, there was an attempt to cause damage to the EMG site near El-Arish. The security forces on site returned fire, prevented any penetration of the EMG site and repelled the attack.

EMG reports that the July 30, 2011 incident will not affect its operations once EGPC resumes supply after it was interrupted due to the July 12, 2011 explosion.

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

Recently Adopted and Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update No. 2011-05 ("ASU 2011-05") which amended the comprehensive income presentation guidance. The amendment requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. The guidance is effective for interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the potential impact of ASU 2011-05 on its financial statements.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 ("ASU 2011-04") for Fair Value Measurements and Disclosures (Topic 820). The amendment clarifies the existing guidance and adds new disclosure requirements. The guidance is effective for interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the potential impact of ASU 2011-04 on its financial statements.

In December 2010, the FASBissued Accounting Standards Update No. 2010-28 (“ASU 2010-28”)for Intangibles - Goodwill and Other (Topic 350): "Intangibles - Goodwilland Other: When to Perform Step 2 of the Goodwill Impairment Test forReporting Units with Zero or Negative Carrying Amounts." ASU 2010-28impacted reporting units with zero or negative carrying amounts and requiredan additional test to be performed to determine whether goodwill has beenimpaired and to calculate the amount of that impairment. The adoptiondid not have a material impact on the Company's financial statements. The amendments in this Update are effective for fiscal years, and interimperiods within those years, beginning after December 15, 2010. Early adoptionis not permitted. The adoption did not have a material impact on the Company'sfinancial statements.

Results of Operations

Chemicals

Changes in pricing and demand for chemicals

The overall demand for chemical products, especially commodity chemicals, is highly dependent on general economic conditions. In the past quarter, the price of crude oil slightly decreased, accordingly the prices of commodity chemicals as well as the average freight prices decreased.

In the six months ended June 30, 2011 and 2010, the Company included the following certain data of Gadot Chemical Tankers and Terminals Ltd. ("Gadot"):

	2011	2010 (*)
	(U.S. dollars in millions)
Chemical income	$274.2	$236.3
Chemical expense	$249.2	$216.5
Marketing expense	$5.4	$3.9
Other expense (mainly general and administrative)	$16.2	$23.9
Interest expense	$4.3	$3.1
Pre-tax operating income	$3.1	$0.1

(*) Retroactively adjusted to reflect acquisition under common control (see Note 9)

Six months ended June 30, 2011 compared to six months ended June 30, 2010

The Company recorded a consolidated net loss attributable to Ampal’s shareholders of $22.1 million for the six months ended June 30, 2011, compared to a net loss of $10.0 million for the corresponding period in 2010. The loss in 2011 is primarily attributable to the impairment of the investment in EMG and increase in income tax expenses (resulting from decrease in deferred income taxes) in the amount of $16.9 million and $14.1 million, respectively, and translation loss, offset by a $28.9 million capital gain that was recorded from the sale of 012 Smile (“012”).

In the six months ended June 30, 2011, the Company recorded $5.4 million of marketing expense, as compared to a $3.9 million marketing expense in the corresponding period in 2010. These expenses are attributable to Gadot and composed mainly of salary and commission expenses. The increase is primarily the result of the increase in the Chemical revenue compared to the corresponding period in 2010.

In the six months ended June 30, 2011, the Company recorded $30.9 million of general, administrative and other expenses, as compared to $24.4 million in the corresponding period in 2010. The increase resulted mainly from the revaluation of the New Israeli Shekel (“NIS”) compared to the U.S. Dollar and the increase in payments on account of annual management fees.

In the six months ended June 30, 2011, the Company recorded $11.5 million of net loss attributable to noncontrolling interests, as compared to $2.7 million of net gain attributable to noncontrolling interests in the corresponding period in 2010. This loss are mainly attributable to the impairment of the investment in EMG and translation loss in the notes issued to the partners in Merhav Ampal Energy, LP, an Israeli limited partnership (the "Joint Venture"), resulting from the revaluation of the NIS compared to the U.S. Dollar.

In the six months ended June 30, 2011, the Company recorded a $22.7 million interest expense, as compared to a $17.7 million interest expense for the corresponding period in 2010. The interest expense relates to the financing the Company obtained in order to purchase Gadot, the Company's debentures, the Company's notes payable and the interest expense resulting from the swap agreements. The increase in interest expense relates, mainly, to the issuance of the Company’s Series C debentures.

In the six months ended June 30, 2011, the Company recorded a $7.3 million translation loss, as compared to a $10.6 million translation gain for the corresponding period in 2010. The increase in translation loss is related to a change in the valuation of the NIS as compared to the U.S. Dollar, which increased 3.8% in the six months ended June 30, 2011, as compared to a decrease of 2.6% for the corresponding period in 2010.

In the six months ended June 30, 2011, the Company recorded a gain of $0.9 million due to the repurchase of the debentures.

The Company recorded a $0.2 million net gain in Equity in earnings of affiliates for the six months ended June 30, 2011, compared to $0.2 million net loss in Equity in earnings of affiliates for the corresponding period in 2010.

Results of operations analyzed by segments for the six months ended June 30:

	2011	2010(*)
	(U.S. Dollars in thousands)
Revenues:

Chemicals	$274,171	$236,324
Finance	3,341	3,750
Leisure-time	1,549	1,470
	279,061	241,544
Equity in earnings (losses) of affiliates	179	(198)
Total consolidated revenues	$279,240	$241,346

(*) Retroactively adjusted to reflect acquisition under common control (see Note 9)

The Chemicals income relates solely to Gadot and was derived from the following activities: sales of a wide range of liquid and solid chemicals, providing maritime shipping services of chemicals by ships and providing other services which include logistics and storage services for chemicals.

In the six months ended June 30, 2011, the Company recorded $279.2 million in revenue which was comprised of $274.2 million in the Chemicals segment, $3.3 million in the Finance segment, $1.5 million in the Leisure-time segment, and a $0.2 million in Equity in earnings of affiliates, as compared to $241.3 million for the same period in 2010, which was comprised of $236.3 million in the Chemicals segment, $3.8 million in the Finance segment and $1.5 million in the Leisure-time segment, and a $0.2 million in Equity losses of affiliates. The increases in chemical commodity sale prices (revenues) and some volume growth positively contributed to gross margin as a result of utilizing inventory quantities and price.

	2011	2010(*)
	(U.S. Dollars in thousands)
Expenses:

Chemicals	$275,202	$239,050
Finance	38,989	11,456
Energy	16,923	--
Leisure-time	1,447	1,412
Total	$332,561	$251,918

(*) Retroactively adjusted to reflect acquisition under common control (see Note 9)

In the six months ended June 30, 2011, the Company recorded $332.6 million in expenses which was comprised of $275.2 million of expenses in the Chemicals segment, $39.0 million of expenses in the Finance segment, $16.9 million of expenses in the Energy segment and a $1.4 million of expenses in the Leisure-time segment, as compared to $251.9 million in expenses for the same period in 2010 which was comprised of $239.1 million of expenses in the Chemicals segment, $11.5 million of expenses in the Finance segment and a $1.4 million of expenses in the Leisure-time segment. Chemical commodity pricing is derivative of crude oil pricing. During the six months ended June 30, 2011, the price of crude oil decreased, which led to a moderate decrease in chemical commodity prices. The increase in the expenses of the Energy segment is primarily attributable to the impairment of the investment in EMG in the amount of $16.9 million. The increase in the Finance segment expenses is primarily attributable to the translation loss related to a 3.8% increase in value of the NIS to the U.S. Dollar in the six months ended June 30, 2011, as compared to a decrease of 2.6% for the corresponding period in 2010, and the increase in loans payable.

Three months ended June 30, 2011 compared to three months ended June 30, 2010

The Company recorded a consolidated net loss of $39.3 million for the three months ended June 30, 2011, compared to a net loss of $2.8 million for the corresponding period in 2010. The increase in loss in the period ended June 30, 2011 is primarily attributable to the impairment of the investment in EMG and increase in income tax expenses (resulting from a decrease in deferred income taxes) in the amount of $16.9 million and $14.1 million, respectively, and translation loss.

In the three months ended June 30, 2011, the Company recorded $2.8 million of marketing and sales expense, as compared to a $1.7 million marketing and sales expense in the corresponding period in 2010. These expenses are attributable to Gadot and composed mainly of salary and commission expenses. The increase is primarily the result of the increase in the Chemical revenue compared to the corresponding period in 2010.

In the three months ended June 30, 2011, the Company recorded $17.1 million of general, administrative and other expense, as compared to $12.0 million in the corresponding period in 2010. The increase resulted mainly from the revaluation of the NIS compared to the U.S. Dollar and the increase in payments on account of annual management fees.

In the three months ended June 30, 2011, the Company recorded $9.3 million of net loss attributable to noncontrolling interests, as compared to $4.2 million of net gain attributable to noncontrolling interests in the corresponding period in 2010. These losses are mainly attributable to the impairment of the investment in EMG and translation losses in the notes issued to the partners in the Joint Venture, resulting from the revaluation of the NIS compared to the U.S. Dollar.

In the three months ended June 30, 2011, the Company recorded a $13.0 million interest expense, as compared to a $11.5 million interest expense for the corresponding period in 2010. The interest expense relates to the financing the Company obtained in order to purchase Gadot, the Company's debentures, the Company's notes payable and the interest expense resulting from the swap agreements. The increase in interest expense relates, mainly, to the Company’s issuance of the Series C debentures.

In the three months ended June 30, 2011, the Company recorded a $3.4 million translation loss, as compared to a $14.0 million translation income for the corresponding period in 2010. The monetary value of denominated NIS balances reported on our balance sheet changes with currency exchange rates resulting in the translation gain or loss. The increase in translation loss is related to a change in the valuation of the NIS as compared to the U.S. Dollar, which increased 1.9% in the three months ended June 30, 2011, as compared to a decrease of 4.4% for the corresponding period in 2010.

The Company recorded a minor net loss in Equity in losses of affiliates for the three months ended June 30, 2011, compared to a minor net loss of $0.2 million in the corresponding period in 2010.

Results of operations analyzed by segments for the three months ended June 30:

	2011	2010(*)
	(U.S. Dollars in thousands)
Revenues:

Chemicals	$139,627	$118,118
Finance	2,180	938
Leisure-time	882	809
	142,689	119,865
Equity in losses of affiliates	(2)	(215)
Total	$142,687	$119,650

 (*) Retroactively adjusted to reflect acquisition under common control (see Note 9)

The Chemicals income relates solely to Gadot and was derived from the following activities: sales of a wide range of liquid chemicals, providing maritime shipping services of chemicals by ships and providing other services which include logistics and storage services for chemicals.

In the three months ended June 30, 2011, the Company recorded $142.7 million in revenue which was comprised of $139.6 million in the Chemicals segment, $2.2 million in the Finance segment and $0.9 million in the Leisure-time segment, as compared to $119.7 million for the same period in 2010, which was comprised of $118.1 million in the Chemicals segment, $0.9 million in the Finance segment and $0.8 million in the Leisure-time segment. The increase in Chemicals revenues is primarily attributable to the recovery in the markets, especially in Europe, which led to an increase in quantities sold and product prices. The demand for chemical carriers shows moderate growth during the three months ended June 30, 2011 and average freight prices were stable.

	2011	2010(*)
	(U.S. Dollars in thousands)
Expenses:

Chemicals	$138,689	$118,737
Finance	20,739	13,710
Energy	16,923	--
Leisure-time	763	838
	177,114	133,285
Translation Gain	--	(14,027)
Total	$177,114	$119,258

(*) Retroactively adjusted to reflect acquisition under common control (see Note 9)

In the three months ended June 30, 2011, the Company recorded $177.1 million in expenses which was comprised of $138.7 million of expenses in the Chemicals segment, $20.7 million of expenses in the Finance segment, $16.9 million of expenses in the Energy segment and a $0.8 million of expenses in the Leisure-time segment, as compared to $119.3 million in expenses for the same period in 2010, which was comprised of $118.7 million in the Chemicals segment, $10.3 million in the Finance segment and a $0.8 million in the Leisure-time segment offset by $10.6 million translation gain. During the period of three months ended June 30, 2011, the price of crude oil slightly decreased, which led to a moderate decrease in chemical commodity prices.

The increase in the Energy segment expenses is primarily attributable to the impairment of the investment in EMG in the amount of $16.9 million. The increase in the Finance segment expenses is primarily attributable to the translation loss related to a 1.9% increase in value of the NIS to the U.S. Dollar in the three months ended June 30, 2011, as compared to a decrease of 4.4% for the corresponding period in 2010, and the increase in loans payable.

Income taxes

In the six-month period ended June 30, 2011, the Company reported a tax expense of $21.2 million (out of which $6.9 million classified as discontinued operations) as compared to approximately $0.5 million of tax benefit in the corresponding period in 2010. The tax expense which was recorded in 2011 was attributable mainly to the decrease in deferred income taxes in the amount of $14.1 million which was recorded due to the impairment of the investments in EMG and the capital gain from the sale of 012. The Company intends to apply a tax planning strategy of selling all or a portion of its investments in order to utilize the net deferred income taxes that are attributable to foreign tax credits and loss carryforwards arising in the U.S., due to unrealized gain from several investments which the Company holds.

Liquidity and Capital Resources

Cash Flows

On June 30, 2011, cash, cash equivalents and marketable securities were $98.0 million, as compared with $34.2 million at December 31, 2010. The increase is mainly attributable to the sale of 012's shares.

As of June 30, 2011, the Company had $0.6 million of marketable securities as compared to $0.9 million as of December 31, 2010.

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

In addition, Ampal’s interest in Gadot has been pledged and cash equivalents equal to $1.0 million have been allocated as a compensating balance for various loans provided to the Company.

Cash flows from operating activities

Net cash used in operating activities totaled approximately $43.6 million for the six months ended June 30, 2011, compared to approximately $8.4 million provided by operating activities for the corresponding period in 2010. The increase in cash used in operating activities is primarily attributable to the increase in other assets and inventories and the increase in the net loss from continuing operations which increased by $57.6 million, mainly from the increase in interest expenses and the revaluation of the NIS, as compared to the corresponding period in 2010.

Cash flows from investing activities

Net cash provided from investing activities totaled approximately $6.6 million for the six months ended June 30, 2011, compared to approximately $9.1 million provided from investing activities for the corresponding period in 2010.

Cash flows from financing activities

Net cash used in financing activities was approximately $59.8 million for the six months ended June 30, 2011, compared to approximately $51.3 million of net cash provided from financing activities for the corresponding period in 2010. The change in cash used in financing activities is primarily attributable to the notes payable repaid due to the sale of 012’s shares in the six months ended June 30, 2011, as compared to the notes payable received for the acquisitions of 012’s business in the corresponding period in 2010.

Investments

EMG

As of today, EMG has entered into gas supply contracts as detailed in the following table:

Client	Billion Cubic Meters (“BCM”) (annually)	Term
Israel Electric Corp.	2.1	15 years (+5 years)
Israel Corporation Ltd.	1.4	20 years
Dorad Energy Ltd.	0.75	17 years (+5 years)
Other Contracts	0.55
Total	4.8
Signed Options	1.5
Total including Options	6.3

The Company evaluates the carrying value amount of its interest in EMG periodically in connection with the preparation of its financial statements.  In light of the recent developments in Egypt, the Company obtained an updated valuation from an independent valuator for the quarters ended June 30, 2011 and March 31, 2011. The periodic independent valuations obtained by the Company to assist in its preparation of financial statements customarily indicate a range of values depending on underlying assumptions.  In the recent independent valuation, due to uncertainties in Egypt, the lower end of the indicated valuation range was materially lower than in the past and lower than the value at which EMG is carried on the Company's balance sheet. Management assessed the investment to determine if the decline in fair value was other than temporary. Based on these assessments, management determined that the decline in fair value of the investment was other than temporary and the Company recorded charges of $16.9 million.

The principal factors affecting valuation are the price, quantity, delivery dates and reliability of the gas as well as the discount rate.  An adverse change in any of these factors could result in additional material reduction in the value of EMG and additional reduction in the carrying value amount of the asset on the Company's balance sheet.  The Company will continue to evaluate developments with regard to EMG and will make determinations each fiscal period as to whether an impairment charge is appropriate.

Investments

In the six months ended June 30, 2011, the Company made additional investments in the amount of a $0.6 million loan to Global Wind Energy.

Debt

Notes issued to institutional investors in Israel, the convertible note issued to Merhav M.N.F Ltd. ("Merhav") and other loans payable pursuant to bank borrowings are either in U.S. Dollars, linked to the Consumer Price Index (the "CPI") in Israel or in unlinked NIS, with interest rates varying depending upon their linkage provisions and mature between 2011 and 2019.

The Company finances its general operations and other financial commitments through bank loans from Bank Hapoalim, Union Bank of Israel Ltd. ("UBI") and Israel Discount Bank Ltd. ("IDB"). As of June 30, 2011, the outstanding indebtedness under these bank loans totaled $89.4 million, and the loans mature between 2011 and 2019.

	Series A Debentures		Series B Debentures		Series C Debentures
	par value in NIS in thousands	U.S. Dollars in thousands	par value in NIS in thousands	U.S. Dollars in thousands	par value in NIS in thousands	U.S. Dollars in thousands
Date of issuance	November 20, 2006		April 29, 2008		September 13, 2010
Linkage	Israeli CPI		Israeli CPI		Israeli CPI
Interest	5.75%		6.60%		6.95%+0.75% (*)
Maturity date	November 2015		January 2016		September 2019
Issuance	250,000	57,978	577,823	166,856	170,000	45,093
Purchased	25,813	7,130	83,628	23,226	5,262	1,633
Balance as of June 30, 2011	224,187	76,358	494,195	163,101	164,738	49,822
Deposits held by trustees		--		11,280		12,209

(*) see the description below.

On September 13, 2010, Ampal completed a public offering in Israel of NIS 170.0 million (approximately $45.0 million) aggregate principal amount of its Series C debentures, due in 2019. The debentures are linked to the CPI and carry an annual interest rate of 6.95%. The Series C debentures rank pari passu with Ampal’s unsecured indebtedness. The debentures will be repaid in six equal annual installments commencing on September 7, 2014, and the interest will be paid semi-annually. As of June 30, 2011, the outstanding debt under the debentures amounts to $49.8 million. Ampal deposited an amount equal to $12.2 million with Ziv Haft Trust Company Ltd. in accordance with a trust agreement dated August 31, 2010, to secure the first four years' worth of payments of interest on the debentures.

On May 26, 2011, Midroog Ltd. (an affiliate of Moody's Investors Service) ("Midroog") downgraded Ampal's Series A, Series B and Series C Debentures' (the "Debentures") ratings by two notches, to BAA3 from BAA1 with a negative outlook. The Debentures were removed from Midroog's "Watchlist”.

Due to the above downgrading of the ratings of Ampal's Series C Debentures and according to the terms of the Series C debentures, the Series C debenture holders are entitled to additional interest payments which will be calculated as follows:

1.	The annual interest on Ampal's Series C Debentures since their issuance and until May 25, 2011 was 6.95%;
2.	The annual interest on Ampal's Series C Debentures from May 26, 2011 and thereafter will be 7.70%;
3.
The weighted average interest that Ampal shall pay its Series C Debentures holders on the upcoming interest payment date, September 7, 2011, will be 7.37% and therefore the interest to be paid on September 7, 2011 will be 3.685%;

4.	The annual interest on Ampal's Series C Debentures as reflected from the above weighted average interest is 7.40%;
5.	The annual interest on Ampal's Series C Debentures for the upcoming periods will be 7.70%; and
6.	The semi-annual interest on Ampal's Series C Debentures for the upcoming periods will be 3.85%.

Ampal’s Board of Directors approved a repurchase program of Ampal’s Series A, Series B and Series C debentures (the "Debentures") that are traded on the Tel Aviv Stock Exchange (“TASE”). Under the program, Ampal is authorized to repurchase the Debentures in a total amount not in excess of the NIS equivalent of $30 million. The repurchases may be made in transactions in TASE or outside TASE, in block trades or otherwise. The program may be suspended or discontinued at any time.

The repurchase program will be funded using Ampal’s available cash and by possible future borrowings.

During the six months ended June 30, 2011, the Company repurchased 5,699,104 Series A Debentures, 6,975,458 Series B Debentures and 5,262,084 Series C Debentures for an aggregate amount of $5.0 million. The Company recorded a gain of $0.9 million due to the repurchase of the debentures.

Ampal funded the Gadot acquisition with a combination of available cash and the proceeds of the credit facility, dated November 29, 2007 (the "Credit Facility"), between MAG and IDB, for approximately $60.7 million, which amount was increased, on the same terms and conditions, on June 3, 2008 by approximately $11.3 million in order to fund the second stage of the transaction and on September 23, 2008 by approximately $15.4 million in order to fund the third stage of the transaction. The Credit Facility is divided into two equal loans of approximately $43.7 million. The first loan is a revolving loan that has no principal payments and may be repaid in full or in part on December 31 of each year until 2019, when a single balloon payment will become due. The second loan also matures in 2019, has no principal payments for the first one and a half years, and shall thereafter be paid in equal installments over the remaining 9.5 years of the term. As of June 30, 2011, the outstanding debt under the loan amounts to $35.8 million. Interest on both loans accrues at a floating rate equal to LIBOR plus 2% and is payable on a current basis. Ampal has guaranteed all the obligations of MAG under the Credit Facility and Ampal’s interest in Gadot has also been pledged to IDB as a security for the Credit Facility.  Yosef Maiman has agreed with IDB to maintain ownership of a certain amount of the Company’s Class A Stock. The Credit Facility contains customary affirmative and negative covenants for credit facilities of this type.

As of June 30, 2011, the Company has a $3.3 million loan with UBI that bears interest at an annual rate of LIBOR plus 2% to be repaid in six annual installments commencing on April 2, 2008 and various other loans with UBI in the aggregate amount of $3.1 million linked to the CPI, bearing interest of 2.9% to be repaid during 2011.

As of June 30, 2011, the Company has a $107.3 million loan from institutional investors who own 50% of Merhav Ampal Energy Holdings, LP. The loan is not linked to the CPI, bears no interest and is repayable upon agreement by both parties.

The Company has a short-term loan from Bank Hapoalim in the aggregate amount of $3.5 million that bears interest at an annual rate of 2.84%, to be repaid by January 1, 2012.

As of June 30, 2011, Gadot had $2.6 million outstanding under its other debentures. These debentures are not convertible into shares and are repayable in five equal annual installments on September 15 of each of the years 2008 through 2012. The outstanding balance of the principal of the debentures bears interest at an annual rate of 5.3%. The principal and interest of the debentures are linked to the CPI and the interest is payable in semi-annual installments on March 15 and September 15 of each of the years 2006 through 2012.

As of June 30, 2011, Gadot has short-term loans, including current maturities, payable in the amount of $129.0 million and long-term loans payable in the amount of $142.4 million. The various short term-loans payable are either unlinked or linked to the U.S. Dollar or Euro and bear interest at rates between 0.7% to 7.8%. The various long-term loans payable are either unlinked or linked to the CPI or linked to the U.S. Dollar or Euro and bear interest at annual rates between 1.44% to 7.01%.

The weighted average interest rates and the balances of these short-term borrowings at June 30, 2011 and December 31, 2010 were 3.8% on $141.6 million and 3.8% on $131.9 million, respectively.

Our significant contractual obligations as of June 30, 2011 are summarized in the following table (in thousands):

Contractual Obligations	Total	Less than 1 year	1 – 3 years	3-5 years	More than 5 years
Short-Term Debt:
Gadot - working capital	$117,765	$117,765
Gadot - current maturities	$11,272	$11,272
Ampal - revolving credit line	$3,897	$3,897
Ampal - current maturities	$8,703	$8,703
Debentures – current maturities	$47,892	$47,892
Long-Term Debt:
Ampal	$184,750		$9,619	$7,952	$167,179
Gadot:
Vessels	$58,098		$7,400	$5,592	$45,106
Other	$84,278		$20,015	$20,292	$43,971
Debentures	$243,931		$98,325	$112,385	$33,221
Total Debt	$760,586	$189,529	$135,359	$146,221	$289,477

As of June 30, 2011, the Company had issued guarantees in the aggregate principal amount of $59.5 million. These include:

1.
A $10.1 million guarantee on indebtedness incurred by Bay Heart in connection with the development of property. There can be no guarantee that Bay Heart will generate sufficient cash to repay its outstanding indebtedness without relying on the Company’s guarantee; and

2.	A $49.4 million guarantee of outstanding indebtedness of Gadot.

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

As of June 30, 2011, the Company had open foreign currency forward exchange contracts to purchase U.S. Dollars and sell Euros in the amount of $1.5 million and to purchase Euros and sell U.S. Dollars in the amount of $2.6 million.

FORWARD LOOKING STATEMENTS

This Quarterly Report (including but not limited to factors discussed above, in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this Quarterly Report on Form 10-Q) includes forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and information relating to the Company that are based on the beliefs of management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this Quarterly Report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events or future financial performance of the Company, the outcome of which is subject to certain risks and other factors which could cause actual results to differ materially from those anticipated by the forward-looking statements, including among others, the economic and political conditions in Israel and the Middle East and the global business and economic conditions in the different sectors and markets where the Company’s portfolio companies operate.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Item 1.             Legal Proceedings:

None.

Item 1A.         RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and our March 31, 2011 Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

AMPAL-AMERICAN ISRAEL CORPORATION

By: /s/ Yosef A. Maiman
Yosef A. Maiman
Chairman of the Board
President & Chief Executive Officer
(Principal Executive Officer)

By: /s/ Irit Eluz
Irit Eluz
CFO and Senior Vice President,
Finance and Treasurer
(Principal Financial Officer)

By: /s/ Zahi Ben-Atav
Zahi Ben-Atav
VP Accounting and Controller
(Principal Accounting Officer)

Date: August 4, 2011

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