Form 10-Q
period 2011-09-30
AMPAL-AMERICAN ISRAEL CORP
filed 2011-11-14
CIK 731859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes ☐   No  ☒

The number of shares outstanding of the issuer’s Class A Stock, par value $1.00 per share, its only authorized common stock, is 56,133,764 (as of October 28, 2011).

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

ii

ITEM 1. FINANCIAL STATEMENTS
AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS AS OF	September 30, 2011	December 31, 2010
(U.S. Dollars in thousands)	(Unaudited)	(Audited)

Current assets:
Cash and cash equivalents	$69,201	$33,341
Marketable securities	11,277	890
Accounts receivable (Net of allowance for doubtful amounts of $2,504 and $2,068, respectively)	120,998	113,837
Deposits, notes and loans receivable	9,782	14,053
Inventories	36,076	34,810
Other assets	30,385	29,283
Held for sale assets	--	412,239
Total current assets	277,719	638,453
Non-current assets:
Investments	320,728	371,751
Fixed assets, less accumulated depreciation of $41,704 and $32,633, respectively	197,052	196,361
Deposits, notes and loans receivable	28,597	43,338
Deferred income taxes	27,189	41,422
Other assets	15,678	18,617
Goodwill	68,137	70,670
Intangible assets	12,478	17,063
Total Non-current assets	669,859	759,222

TOTAL ASSETS	$947,578	$1,397,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND EQUITY AS OF	September 30, 2011	December 31, 2010
(U.S. Dollars in thousands, except share amounts)	(Unaudited)	(Audited)

LIABILITIES
Current liabilities:
Notes and loans payable and current maturities	$138,928	$195,342
Accounts payable, accrued expenses and others	90,705	102,104
Debentures – current maturities	44,894	14,749
Held for sale liabilities	1,212	292,240
Total current liabilities	275,739	604,435
Long term liabilities:
Notes and loans payable	211,842	218,023
Notes to partners	98,739	103,274
Debentures	215,610	265,590
Deferred income taxes	13,878	13,775
Other long-term liabilities	16,814	14,030
Total long-term liabilities	556,883	614,692
Total liabilities	832,622	1,219,127

EQUITY
Ampal's shareholders' equity:
Class A Stock $1.00 par value; authorized 100,000,000 and 100,000,000 shares, respectively; issued 63,277,321 and 63,277,321 shares, respectively; outstanding 56,133,764 and 56,133,764 shares, respectively	63,277	63,277

Additional paid-in capital	183,403	182,924

Accumulated deficiency	(74,647)	(32,316)

Accumulated other comprehensive income (loss)	(9,670)	103

Treasury stock, at cost	(28,763)	(28,763)

Total Ampal shareholders’ equity	133,600	185,225

Noncontrolling interest	(18,644)	(6,677)

Total equity	114,956	178,548

TOTAL LIABILITIES AND EQUITY	$947,578	$1,397,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30,	2011	2010(*)
(U.S. Dollars in thousands, except per share amounts)	(Unaudited)	(Unaudited)

REVENUES:
Chemical income	$413,291	$357,567
Real estate income	245	241
Realized gains on investments	--	866
Gain on sale of fixed assets	59	--
Realized and unrealized gains on marketable securities	297	515
Equity in earnings (loss) of affiliates	268	(156)
Interest income	2,239	581
Translation gain	12,620	--
Leisure-time income	2,265	2,240
Gain from redemption of debt and other income	6,111	2,708
Total revenues	437,395	364,562

EXPENSES:
Chemical expense - cost of goods sold	375,392	327,163
Real estate expenses	475	506
Loss from impairment of investments	50,523	--
Interest expense	32,425	31,722
Translation loss	--	7,109
Marketing expenses	7,929	5,811
General, administrative and other	45,636	36,387
Total expenses	512,380	408,698
Loss from continuing operations before income taxes	(74,985)	(44,136)
Income tax expenses (benefit)	13,006	(1,937)
Net loss from continuing operations after tax benefits	(87,991)	(42,199)
Discontinued operations:

Gain disposal, net of tax	28,891	--
Income from discontinued operations, net of tax	5,175	3,562
	34,066	3,562
Net loss	(53,925)	(38,637)
Less: Net loss attributable to noncontrolling interests	11,594	2,863
Net loss attributable to Ampal's shareholders	(42,331)	(35,774)

Basic and diluted EPS:
Loss from continuing operations attributable to Ampal's shareholders	(1.36)	(0.70)
Discontinued operations attributable to Ampal's shareholders	0.61	0.06
	$(0.75)	$(0.64)

Shares used in EPS calculation (in thousands)	56,134	56,134

(*) Retroactively adjusted to exclude the discontinued operations (see Note 8)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30,	2011	2010(*)
(U.S. Dollars in thousands, except per share amounts)	(Unaudited)	(Unaudited)

REVENUES:
Chemical income	$139,120	$121,243
Real estate income	71	86
Realized gains on investments	--	52
Gain on sale of fixed assets	19	2
Realized and unrealized gains on marketable securities	276	429
Equity in earnings of affiliates	89	42
Interest income	903	309
Translation gain	19,876	--
Leisure-time income	716	770
Gain from redemption of debt and other income	4,341	283
Total revenues	165,411	123,216

EXPENSES:
Chemical expense - cost of goods sold	126,178	110,648
Real estate expenses	175	38
Loss from impairment of investments	33,600	--
Interest expense	9,766	13,998
Translation loss	--	17,721
Marketing expenses	2,575	1,872
General, administrative and other	14,781	12,503
Total expenses	187,075	156,780
Loss from continuing operations before income taxes	(21,664)	(33,564)
Income tax benefit	(1,292)	(1,438)
Net loss from continuing operations after tax benefits	(20,372)	(32,126)
Discontinued operations
Income from discontinued operations, net of tax	--	774
	--	774
Net loss	(20,372)	(31,352)
Less: Net loss attributable to noncontrolling interests	138	5,550
Net loss attributable to Ampal's shareholders	(20,234)	(25,802)

Basic and diluted EPS:
Loss from continuing operations attributable to Ampal's shareholders	(0.36)	(0.47)
Discontinued operations attributable to Ampal's shareholders	--	0.01
	$(0.36)	$(0.46)

Shares used in EPS calculation (in thousands)	56,134	56,134

(*) Retroactively adjusted to exclude the discontinued operations (see Note 8)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30,	2011	2010(*)
(U.S. Dollars in thousands)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss for the period	$(53,925)	$(38,637)
Net income from discontinued operations	(34,066)	(3,562)
Loss from continuing operations	(87,991)	(42,199)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Equity in losses (earnings) of affiliates	(268)	156
Realized and unrealized gain on investments, net	(297)	(1,381)
Depreciation and amortization expense	15,190	13,267
Loss (gain) from sale of fixed assets	(59)	12
Impairment of investment	50,523	--
Non cash stock based compensation	479	481
Translation loss (gain)	(12,620)	7,109
Decrease (increase) in other assets	12,840	(9,241)
Increase in inventories	(1,486)	(6,323)
Decrease (increase) in accounts receivable	(1,387)	4,041
Decrease in accounts payable, accrued expenses and other	(18,322)	(5,315)
Gain from repurchase of debentures	(4,677)	--
Proceeds from sale of trading securities	318	1,761
Investments made in trading securities	(12,687)	--
Dividends received from affiliates	--	928

Net cash used in operating activities	(60,444)	(36,704)

Cash flows from investing activities:
Deposits, notes and loans receivable collected	18,618	10,500
Deposits, notes and loans receivable granted	--	(17,850)
Purchase and improvements of fixed assets	(6,704)	(4,551)
Investments made in affiliates and others	--	(30,428)
Investments made in available-for-sale shares	--	(3,737)
Proceeds from sale of available-for-sale shares	2,198	31,120
Acquisition of ADPO	--	(38,505)
Proceeds from disposal of investments in Affiliate and others	--	1,980
Increase in severance fund	(434)	--
Proceeds from sale of fixed assets	432	338

Net cash provided by (used in) investing activities	14,110	(51,133)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30,	2011	2010(*)
(U.S. Dollars in thousands)	(Unaudited)	(Unaudited)

Cash flows from financing activities:
Proceeds from notes issued and loans received	$8,712	$124,631
Notes and loans payable repaid	(66,473)	(2,322)
Debentures repaid	(13,565)	(2,256)
Debentures issued	--	45,009
Acquisition of noncontrolling interests	--	(839)
Dividends paid to noncontrolling interests	(354)	(1,372)
Net cash provided by (used in) financing activities	(71,680)	162,851

Effect of exchange rate changes on cash and cash equivalents	(6,064)	3,609

Cash flows from discontinued operations:
Cash provided by (used in) operating activities of discontinued operations	(18,124)	36,393
Cash provided by (used in) investing activities of discontinued operations	174,085	(341,534)
Cash provided by (used in) financing activities of discontinued operations	(3,973)	208,849
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	(901)	566
Net cash provided by (used in) discontinued operations	151,087	(95,726)

Net increase (decrease) in cash and cash equivalents	27,009	(17,103)
Cash and cash equivalents at beginning of period (which includes $8,851 from discontinued operations in 2011)	42,192	71,484

Cash and cash equivalents at end of period	$69,201	$54,381
Less cash and cash equivalents of discontinued operations at end of the period	--	1,601
Cash and cash equivalents of continuing operations at end of the period	69,201	52,780

(*) Retroactively adjusted to exclude the discontinued operations (see Note 8)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. Dollars in thousands)

Unaudited

	Equity attributable to Ampal-American Israel Corporation shareholders
	Class A Stock
	Number of shares*	Amount	Additional paid-in capital	Accumulated deficiency	Accumulated other comprehensive income (loss)	Treasury stock	Non-controlling interests	Total equity

BALANCE AT JANUARY 1, 2011	63,277	63,277	182,924	(32,316)	103	(28,763)	(6,677)	178,548
CHANGES DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2011:
Net loss for the period				(42,331)			(11,594)	(53,925)
Unrealized loss from marketable securities					(5)			(5)
Foreign currency translation adjustments					(9,768)		(19)	(9,787)
Total comprehensive income (loss)								(63,717)
Dividend paid to noncontrolling interests							(354)	(354)
Share-based compensation expense			479					479
BALANCE AT SEPTEMBER 30, 2011	63,277	63,277	183,403	(74,647)	(9,670)	(28,763)	(18,644)	114,956

* In thousands

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. Dollars in thousands)

Unaudited

	Equity attributable to Ampal-American Israel Corporation shareholders
	Class A Stock
	Number of shares*	Amount	Additional paid-in capital	Accumulated deficiency	Accumulated other comprehensive income (loss)	Treasury stock	Non-controlling Interests	Total equity
BALANCE AT JANUARY 1, 2010	63,277	63,277	184,287	12,426	(14,598)	(28,763)	(75)	216,554
CHANGES DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2010:
Net loss for the period				(35,774)			(2,863)	(38,637)
Unrealized loss from marketable securities					(11)			(11)
Foreign currency translation adjustments					7,706		(458)	7,248
Total comprehensive loss								(31,400)
Acquisition of noncontrolling interests			(368)					(368)
Dividends paid			(1,372)					(1,372)
Share-based compensation expense			625					625
BALANCE AT SEPTEMBER 30, 2010	63,277	63,277	183,172	(23,348)	(6,903)	(28,763)	(3,396)	184,039

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

As of September 30, 2011, the Company’s financial statements reflect a 16.8% interest in shares of East Mediterranean Gas Co. S.A.E., an Egyptian joint stock company ("EMG"), with 8.2% held directly and 8.6% held through Merhav Ampal Energy Holdings, LP, an Israeli limited partnership of which Ampal owns 50%.

The investment in EMG is accounted for as a cost method investment.

The Company evaluates the carrying value amount of its interest in EMG annually in connection with the preparation of its financial statements.  In light of the recent developments in Egypt, the Company obtained updated interim valuations from an independent third-party valuation firm for the quarters ended September 30, 2011, June 30, 2011 and March 31, 2011. The periodic independent valuations obtained by the Company to assist in its preparation of financial statements customarily indicate a range of values depending on underlying assumptions. The valuation is based on the discounted cash flow (DCF) method. Due to current uncertainties, the valuation firm used a wide range of scenarios, including deferent assumptions regarding the profitability and discount rates of EMG. An adverse change in any of these assumptions, such as the price, quantity, delivery dates and reliability of the gas and discount rates, might result in additional reduction in the value of EMG.

The valuation ranges determined by the independent valuation firm for the following periods and the carrying amount of Ampal’s investment in EMG were:

At December 31, 2010, the valuation range was between $2,930 million and $3,280 million and the amount on which the carrying amount of Ampal's investment in EMG on a cost basis was based on a value of  $2,151million.

At June 30, 2011, the valuation range was between $2,000 million and $2,300 million and the amount on which the carrying amount of Ampal's investment in EMG after impairment was based on a value of  $2,050 million.

At September 30, 2011, the valuation range was between $1,900 million and $2,150 million and due to the recent development the amount on which the carrying amount of Ampal's investment in EMG after impairment was based on a value of $1,850 million.

In the independent valuation as of June 30, 2011, due to uncertainties in Egypt including the repeated gas supply interruptions and their length, the lower end of the indicated valuation range was materially lower than in the past and lower than the value at which EMG was carried on the Company's balance sheet. Management assessed the investment to determine if the decline in fair value was other than temporary. Based on these assessments, management determined that the decline in fair value of the investment was other than temporary and the Company recorded in the quarter ended June 30, 2011 charges of $16.9 million and decreased deferred income taxes in the amount of $14.1 million. The carrying amount of the investments in EMG as of June 30, 2011 was $344.4 million.

As of September 30, 2011, although the value at which EMG was carried in the Company's balance sheet was within the range of values in the independent valuation for that period, management determined due to the continued uncertainties related to EMG, including the repeated gas supply interruptions and their length, to use a lower value in the range of values determined by the independent valuation and to record on the Company's balance sheet a further decline in fair value of the investment. The Company recorded in the quarter ended September 30, 2011 charges of $33.6 million. The carrying amount of the investments in EMG as of September 30, 2011 was $310.8 million.

The Company recorded in the nine months ended September 30, 2011 charges of $50.5 million and decreased deferred income taxes in the amount of $14.1 million in connection with its investment in EMG.

EMG,organized in 2000 in accordance with the Egyptian Special Free Zones system, has been granted the right to export 7.0 billion cubic meters ("BCM")/year of natural gas from Egypt to Israel, other locations in the East Mediterranean basin and to other countries. EMG has linked the Israeli energy market with the Egyptian national gas grid via an East Mediterranean pipeline with the first gas delivery occurring in May 2008. EMG is the developer, owner and operator of the pipeline and its associated facilities on shore in both the point of departure at El Arish, Egypt and the point of entry in Ashkelon, Israel.

This project is governed by an agreement signed between Israel and Egypt which designates EMG as the authorized exporter of Egyptian gas, secures EMG’s tax exemption in Israel and provides for the Egyptian government’s guarantee for the delivery of 7 BCM/year of gas to the Israeli market.

Between February 5, 2011 and September 27, 2011, there were five explosions along the Egyptian gas pipeline owned and operated by GASCO (the Egyptian gas transport company) due to alleged terror attacks and on July 30, 2011, in the wake of violent incidents in El-Arish, Egypt, there was an attempt to cause damage to the EMG site near El-Arish. The security forces on site returned fire, prevented any penetration of the EMG site and repelled the attack. Neither EMG's site nor EMG's pipeline were damaged in the attacks.

Due to the alleged terror attacks, from February 5, 2011 to March 15, 2011, from April 27, 2011 to June 9, 2011, from July 4, 2011 to July 5, 2011 and from July 12, 2011 to October 23, 2011, the supply of gas to EMG, and therefore to EMG’s Israeli clients, was interrupted.

On November 10, 2011, there was an explosion along the Egyptian gas pipeline, approximately 20 kilometers (about 12 miles) west of EMG’s site at El-Arish, due to an alleged terror attack. The pipeline is owned and operated by GASCO, the Egyptian gas transport company, which is a subsidiary of EGAS, the Egyptian national gas company (EMG's gas supplier).

Following the explosion EGAS has initiated its standard shut down procedure affecting gas transportation throughout the Sinai area and gas supply to Jordan, Lebanon, Syria; to major Egyptian industries and gas consumers in the Sinai; and to EMG.

The extent of the damage to GASCO’s pipeline and the estimated repair period is unknown at this point. Neither EMG's site nor EMG's pipeline were damaged as the affected GASCO’s pipeline is not a part of the EMG pipeline system.

As a result of the continued interruption of gas supply to EMG and the delivery of gas to EMG below contracted quantities, the international shareholders of EMG, including Ampal, have commenced procedures under applicable bilateral investment treaties between their countries and Egypt. Such procedures may ultimately result in arbitration of claims under the various treaties, the company's gas supply agreement or other agreements.

Ampal has also been advised by EMG of EMG's following legal proceedings:

1.
EMG filed a Request for Arbitration against Egyptian General Petroleum Corporation (“EGPC”) and Egyptian Natural Gas Holding Company (“EGAS”) (collectively, “EGPC/EGAS”) on October 7, 2011. EGPC and EGAS are Egyptian state-owned entities responsible for the development and transportation of Egypt’s hydrocarbon resources. EMG and EGPC/EGAS entered into a Gas Supply and Purchase Agreement on July 13, 2005 (the "Source Contract"). Through its Request for Arbitration, EMG seeks, in part, to enforce its rights to quantities of natural gas provided for in the Source Contract and to secure damages for EGPC/EGAS’s failure to supply contractual quantities.

Although the delivery shortfalls date back to EGPC/EGAS’s earliest deliveries under the Source Contract, EGPC/EGAS have subjected EMG to increasingly severe shortages (and at times to total stoppages) since February 2011. EGPC/EGAS have attempted to avoid liability for the shortages and stoppages by claiming that they are excused from their contractual obligations under the force majeure provisions of the Source Contract. EMG has asked that a tribunal affirm EGPC/EGAS’s inability to invoke force majeure, and therefore to affirm EGPC/EGAS’s liability to EMG.

EMG has named the Israel Electric Corporation, Ltd. (“IEC”) as an additional respondent. IEC is an Israeli state-owned electricity producer that entered into a Gas Sale and Purchase Agreement with EMG on August 8, 2005 (the "On-Sale Agreement"). Under the On-Sale Agreement, EMG promised to supply, and IEC promised to purchase, quantities of natural gas sold to EMG under the Source Contract; those quantities were in turn guaranteed by EGPC/EGAS through a Tripartite Agreement entered into by EMG, IEC and EGPC/EGAS on June 13, 2005 (the "Tripartite Agreement"). Therefore, EGPC/EGAS guaranteed that it would provide contractual quantities of gas to EMG (for sale to IEC) under both the Source Contract and the Tripartite Agreement. Because the contractual guarantees under these two agreements are coextensive, EMG filed for declaratory relief ensuring that EGPC/EGAS, and not EMG, are liable to IEC for supply deficiencies.

As part of its Request for Arbitration, EMG nominated an arbitrator to sit on the three-member tribunal. EGPC/EGAS and IEC are due to submit their respective answers to the Request, along with a nomination for an additional arbitrator, by November 9, 2011. As of November 13, 2011, EMG has not received such answers or nominations. The total amount of the claim has not yet been quantified and the Company cannot currently estimate the range of possible gain.

2.
On September 21, 2011, EMG filed a Request for Arbitration against IEC as a sole respondent. In that arbitration, EMG seeks declaratory relief that IEC is not entitled to claim shortfall penalties from EMG as a result of EGPC/EGAS’s breaches of the GSPA and the Tripartite Agreement. EMG also seeks a declaration that it may seek out additional customers, and renew contracts with existing customers, without breaching the On-Sale Agreement. EMG filed its Request for Arbitration, along with its nomination for an arbitrator, on September 21, 2011. IEC nominated its arbitrator to the three-person arbitral tribunal. EMG and IEC agreed to suspend the arbitration for six months, with each party having the right to renew proceedings on two weeks' notice. The total amount of the claim has not yet been quantified and the Company cannot currently estimate the range of possible gain.

3.
The Company and other EMG shareholders have issued letters to the Government of the Arab Republic of Egypt seeking consultation relative to several bilateral investment treaties. No formal arbitral proceedings have yet begun for EMG’s investors under these treaties.  The claim relates to the same subject matter described above, and rests on the assertion that the conduct of Egypt and of entities that it owns and/or controls (including EGPC/EGAS) constitutes a violation of the substantive protections found in the applicable investment protection treaties.  These protections include the prohibition against expropriation without compensation, the commitment to accord fair and equitable treatment, the obligation to protect and secure investments, and the prohibition against discrimination in the treatment of investments.  Should no amicable solution to this dispute be reached, the Company plans to initiate arbitration against the Government of Egypt seeking compensation for the damage caused to its investment in EMG.

7.	Gadot Chemical Tankers and Terminals Ltd. (“Gadot”)

Gadot, a wholly owned subsidiary of Ampal (99.99% on a fully diluted basis), was founded in 1958 as a privately-held Israeli company with operations in distribution and marketing of liquid chemicals for raw materials used for industrial purposes. Since then, Gadot has expanded into a group of companies, which currently forms Israel’s leading chemical distribution organization. Through its subsidiaries, Gadot ships, stores, and distributes liquid chemicals, oils, and a large variety of materials to countries across the globe, with an emphasis on Israel and Western Europe. In our description of Gadot’s business operations, the term “Gadot” refers to Gadot and its consolidated subsidiaries.

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

Ampal funded the Gadot acquisition with a combination of available cash and the proceeds of the credit facility, dated November 29, 2007(the "Credit Facilities"), between Merhav-Ampal Group Ltd. (formerly Merhav-Ampal Energy Ltd.), an Israeli corporation and wholly owned subsidiary of Ampal ("MAG"), and Israel Discount Bank Ltd. ("IDB"), for approximately $87.4 million (As of September 30, 2011, the outstanding debt under the Credit Facilities amounts to $79.5 million). The Company has certain financial and other covenants in the Credit Facilities. The Company determined that in connection with the preparation of its September 30, 2011 financial statements that it would not meet the covenants relating to minimum equity. On November 8, 2011, MAG and IDB signed an amendment to the Credit Facility amending certain requirements under certain of our equity maintenance covenants so that they will not apply until the filing of the Company’s Quarterly Report on Form 10-Q for the first quarter of the 2013 fiscal year. In connection with the amendments, the interest rate on both loans increased by 1% to LIBOR plus 3%.

8.	Discontinued operations

On March 3, 2011, MAG completed its sale of all of the outstanding shares of 012 Smile Telecom Ltd., a wholly owned subsidiary of MAG ("012"), to Partner Communications Company Ltd. ("Partner"), in accordance with the Share Purchase Agreement between MAG, 012 and Partner, signed on October 13, 2010 (the “012 Sale”). As part of the 012 Sale, Partner also assumed approximately NIS 800 million (approximately $225.4 million) of the total debt of 012 Smile. Accordingly, 012 Smile has been reported as discontinued operations since December 31, 2010. The 012 Sale closed on March 3, 2011. Partner paid to Ampal approximately NIS 650 million (approximately $180 million) out of which Ampal recorded a gain of $28.9 million, net of an early repayment fee the Company paid in connection with the repayment of a loan received to finance the purchase of 012 and net of tax, from the 012 Sale. In addition the Company recorded income from discontinued operations of $19.9 million in 2010 and $5.2 million in the period ended September 30, 2011.

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

As stated above, as a condition to closing MAG’s purchase of a 25% equity stake in Merhav Energies, Merhav, MAG and Merhav Energies will enter into a Shareholders’ Agreement (the “Shareholders’ Agreement”) to provide for, among other things, (i) restrictions on the transfer of shares of Merhav Energies, (ii) a right of first refusal on transfers of shares of Merhav Energies, (iii) tag-along and drag-along rights on the transfer of shares of Merhav Energies, (iv) preemptive rights on the issuance of new shares of capital stock (or other equity interest) by Merhav Energies, subject to the anti-dilution rights of MAG, and (v) the right of MAG to designate 25% of the directors of Merhav Energies. In addition to preemptive rights under the Shareholders’ Agreement, MAG has been granted anti-dilution protection, which may result in the issuance of additional shares of Merhav Energies to MAG, in the event that, prior to end of the 180-day period following the commencement of the Project’s operations, Merhav sells, or Merhav Energies issues, shares of Merhav Energies at a per share price that is less than the per share price paid by MAG under the Exercise Agreement.

Merhav is a multinational corporation with interests in a range of sectors, including energy, infrastructure projects and agriculture. Merhav is a significant shareholder of Ampal and is wholly owned by Mr. Yosef A. Maiman, the President, CEO and a member of the controlling shareholder group of Ampal. Because of the foregoing relationship, a special committee of the Board of Directors of Ampal composed of Ampal’s independent directors negotiated and approved the transaction. Houlihan Lokey Financial Advisors, Inc., which has been retained as financial advisor to the special committee, advised the special committee on this transaction.

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

The interest rate and foreign exchange contracts are held for purposes other than trading. They are used primarily to mitigate uncertainty and volatility, and in order to cover underlying exposures. On May 15, 2009, the Company entered into a swap contract to convert some of its NIS denominated debt in the amount of NIS 150 million (approximately $43.9 million) into U.S. Dollar denominated debt and to convert Israeli interest rates into LIBOR interest rates.

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

The Company enters into derivative financial instruments, including swaps and forward agreements. The Company reports the fair value of the derivatives on our balance sheet. The derivatives used are not designated as a hedging instrument under Accounting Standards Codification ("ASC") No. 815. Changes in fair value are recognized in earnings in the period of change.

The following summarizes the gross fair market value of all derivative instruments and their locations in our consolidated balance sheet, and indicates which instruments are in an asset or liability position.

Asset Derivatives
________________________________________________________________________________

		(U.S. Dollars in thousands)
Derivative Instrument	Location	September 30, 2011	December 31, 2010	September 30, 2010
SWAP contract	Other assets	$3,414	$5,552	$3,691
Foreign currency exchange contracts	Other assets	$6	-	-

Liability Derivatives
________________________________________________________________________________

		(U.S. Dollars in thousands)
Derivative Instrument	Location	September 30, 2011	December 31, 2010	September 30, 2010
SWAP contract	Accounts payable, accrued expenses and others	$1,930	-	$1,465
Foreign currency exchange contracts	Accounts payable, accrued expenses and others	$83	-	$76

Statements of Operations
_________________________________________________________________________________

		(U.S. Dollars in thousands)
		Nine months ended September 30,
Derivative Instrument	Location	2011	2010
SWAP contract	Translation (loss) gain	$(2,090)	$2,178
Interest rate SWAP contract	Interest loss	$1,978	$3,075
Foreign currency exchange contracts	Translation (loss) gain	$330	$(39)

12.          Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer the liability (an exit price) in an orderly transaction between market participants and also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy used by the Company within ASC No. 820 distinguishes between three levels of inputs that may be utilized when measuring fair values, including Level 1 inputs (using quoted prices in active markets for identical assets or liabilities), Level 2 inputs (using inputs other than Level 1 prices such as quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability) and Level 3 inputs (unobservable inputs supported by little or no market activity based on the Company's own assumptions used to measure assets and liabilities). A financial asset's or liability’s classification within the above hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following section describes the valuation methodologies used by the Company to measure derivative contracts at fair value, including an indication of the level in the fair value hierarchy at which each instrument is generally classified. Where appropriate, the description includes details of the valuation models, the key inputs to those models, and any significant assumptions.

Derivative contracts are valued using quoted market prices and significant other observable and unobservable inputs. Such financial instruments consist of interest rate and foreign exchange contracts. The fair values for the majority of these derivative contracts are based upon current quoted market prices. These financial instruments are typically exchange-traded and are generally classified within Level 1 or Level 2 of the fair value hierarchy depending on whether the exchange is deemed to be an active market or not.

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 consisted of the following (in thousands):

Fair Value Measurements as of:
	September 30, 2011			December 31, 2010
	Level 1	Level 2	Total	Level 1	Level 2	Total
Trading securities *	$10,808	$-	$10,808	381	$-	$381
Available for sale securities *	469	-	469	509	-	509
Derivative assets **	-	3,420	3,420	-	5,552	5,552
Derivative liabilities **	-	(2,013)	(2,013)	-	-	-
Total	$11,277	$1,407	$12,684	$890	$5,552	$6,442

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

** See Note 11.

The carrying amount of the Company's traded debentures as of September 30, 2011 is $258 million. The market value of such debentures, based on the closing price of those debentures on September 30, 2011 on the Tel Aviv Stock Exchange, was $118 million. The total carrying value of long-term loans as of September 30, 2011 was $342.8 million. The Company estimates that the fair value of the long-term loans approximates their carrying value, since substantially all of them bear non-fixed interest and there is no significant change in the credit risk of such loans.

Investment in EMG with a carrying amount of $361.3 million was written down to its fair value of $310.8 million, resulting in a loss of $50.5 million, which was included in loss for the period. The carrying value of EMG is based, among other things, on nonpublic information.

13.	Segment information presented below results primarily from operations in Israel.

The Chemical segment consists of Gadot which operates in the distribution and marketing of liquid chemicals for raw materials used in the chemical industry.

The Energy segment consists of the investment in EMG. This investment is accounted for under the cost method.

The Leisure-time segment consists of an affiliate, Country Club Kfar Saba Ltd., the Company’s 51%-owned subsidiary, located in Israel.

The Finance segment consists of all other activities which are not part of any of the above segments.

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2011	2010	2011	2010
Revenues:	(Dollars in thousands)		(Dollars in thousands)
Chemicals	$413,291	$357,567	$139,120	$121,243
Finance	21,571	4,911	25,486	1,161
Leisure-time	2,265	2,240	716	770
	437,127	364,718	165,322	123,174
Equity in earnings (losses) of affiliates	268	(156)	89	42
Total consolidated revenues	$437,395	$364,562	$165,411	$123,216
Pre-tax operating gain (loss):
Chemicals*	$(1,142)	$(7,063)	$(111)	$(5,954)
Finance	(23,670)	(36,904)	11,979	(27,581)
Energy	(50,523)	--	(33,600)	--
Leisure-time	82	(13)	(21)	(71)
	(75,253)	(43,980)	(21,753)	(33,606)
Equity in earnings (losses) of affiliates	268	(156)	89	42
Total consolidated pretax gain (loss)	$(74,985)	$(44,136)	$(21,664)	$(33,564)

* Including purchase price allocation amortization

TOTAL ASSETS	SEPTEMBER 30, 2011	DECEMBER 31, 2010

Chemicals	$470,355	$469,056
Finance	504,155	508,997
Energy	310,800	361,323
Leisure-time	3,823	3,714
Inter-segment adjustments	(341,555)	(357,654)
Held for sale assets	--	412,239
Total consolidated assets	$947,578	$1,397,675

14.	Midroog Ltd. (an affiliate of Moody's Investors Service) ("Midroog") currently rates Ampal's Series A, Series B and Series C Debentures (the "Debentures").

On August 11, 2011, Midroog downgraded Ampal's Debentures ratings by three notches, to BA3 from BAA3 with a negative outlook.

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

Due to the above downgrading of the ratings of Ampal's Series C Debentures and according to the terms of the Series C debentures, the Series C debenture holders are entitled to additional interest payments which will be calculated as follows:

1.	The annual interest on Ampal's Series C Debentures since their issuance and until May 25, 2011 was 6.95%;
2.	The annual interest on Ampal's Series C Debentures from May 26, 2011 and until August 10, 2011 was 7.70%;
3.	The annual interest on Ampal's Series C Debentures from August 11, 2011 and thereafter will be 7.95%;
4.	The weighted average interest that Ampal paid its Series C Debentures holders on September 7, 2011, was 7.41%;
5.	The annual interest on Ampal's Series C Debentures as reflected from the above weighted average interest is 7.50%;
6.	The annual interest on Ampal's Series C Debentures for the upcoming periods will be 7.95%; and
7.	The semi-annual interest on Ampal's Series C Debentures for the upcoming periods will be 3.975%.

15.
The following table summarizes securities that were not included in the calculations of diluted earnings per share of Class A Stock for the periods ended September 30, 2011 and 2010 because such shares are anti-dilutive.

(Shares in thousands)	Nine Months ended September 30,		Three Months ended September 30,
	2011	2010	2011	2010
Shares resulting from Options and Rights	4,110	3,783	4,110	3,783

16.	LEGAL PROCEEDINGS:

None.

17.	Subsequent Events

EMG Pipeline

On October 23, 2011, initial gas supply to EMG, and subsequently to EMG's Israeli customers, which was interrupted on July 12, 2011 due to an alleged terror attack, resumed after the successful testing and commissioning procedures that started on October 21, 2011.

On November 10, 2011, there was an explosion along the Egyptian gas pipeline, approximately 20 kilometers (about 12 miles) west of EMG’s site at El-Arish, due to an alleged terror attack. The pipeline is owned and operated by GASCO, the Egyptian gas transport company, which is a subsidiary of EGAS, the Egyptian national gas company (EMG's gas supplier).

Following the explosion EGAS has initiated its standard shut down procedure affecting gas transportation throughout the Sinai area and gas supply to Jordan, Lebanon, Syria; to major Egyptian industries and gas consumers in the Sinai; and to EMG.

The extent of the damage to GASCO’s pipeline and the estimated repair period is unknown at this point. Neither EMG's site nor EMG's pipeline were damaged as the affected GASCO’s pipeline is not a part of the EMG pipeline system.

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

In December 2010, the FASB issued Accounting Standards Update No. 2010-28  (“ASU 2010-28”) for Intangibles - Goodwill and Other (Topic 350 ): "Intangibles - Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts."ASU 2010-28 impacted reporting units with zero or negative carrying amounts and required an additional test to be performed to determine whether goodwill has been impaired and to calculate the amount of that impairment. The adoption did not have a material impact on the Company's financial statements.

Results of Operations

Chemicals

Changes in pricing and demand for chemicals

The overall demand for chemical products, especially commodity chemicals, is highly dependent on general economic conditions. In the past quarter, the price of crude oil slightly decreased, accordingly the prices of commodity chemicals as well as the average freight prices decreased.

In the nine months ended September 30, 2011 and 2010, the Company included the following certain data of Gadot Chemical Tankers and Terminals Ltd. ("Gadot"):

	2011	2010
	(U.S. dollars in millions)
Chemical income	$413.3	$357.6
Chemical expense	$375.4	$327.2
Marketing expense	$7.9	$5.8
Other expense (mainly general and administrative)	$24.9	$23.0
Interest expense	$6.1	$8.5
Pre-tax operating income (loss)	$3.8	$(0.3)

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010

The Company recorded a consolidated net loss attributable to Ampal’s shareholders of $42.3 million for the nine months ended September 30, 2011, compared to a net loss of $35.8 million for the corresponding period in 2010. The loss in 2011 is primarily attributable to the impairment of the investment in EMG and increase in income tax expenses (resulting from decrease in deferred income taxes) in the amount of $50.5 million and $14.1 million, respectively, offset by a $28.9 million capital gain that was recorded from the sale of 012 Smile (“012”) and translation gain in the amount of $12.6 million.

In the nine months ended September 30, 2011, the Company recorded $7.9 million of marketing expense, as compared to a $5.8 million marketing expense in the corresponding period in 2010. These expenses are attributable to Gadot and composed mainly of salary and commission expenses. The increase is primarily the result of the increase in the Chemicals income compared to the corresponding period in 2010.

In the nine months ended September 30, 2011, the Company recorded $45.6 million of general, administrative and other expenses, as compared to $36.4 million in the corresponding period in 2010. The increase resulted mainly from the revaluation of the New Israeli Shekel (“NIS”) compared to the U.S. Dollar and the increase in payments of annual management fees.

In the nine months ended September 30, 2011, the Company recorded $11.6 million of net loss attributable to noncontrolling interests, as compared to $2.9 million of net loss attributable to noncontrolling interests in the corresponding period in 2010. The loss in 2011 is mainly attributable to the impairment of the investment in EMG, offset by translation gain in the notes issued to the partners in Merhav Ampal Energy, LP, an Israeli limited partnership (the "Joint Venture"), resulting from the devaluation of the NIS compared to the U.S. Dollar.

In the nine months ended September 30, 2011, the Company recorded a $32.4 million interest expense, as compared to a $31.7 million interest expense for the corresponding period in 2010. The interest expense relates to the financing the Company obtained in order to purchase Gadot, the Company's debentures, the Company's notes payable and the interest expense resulting from the swap agreements.

In the nine months ended September 30, 2011, the Company recorded a $12.6 million translation gain, as compared to a $7.1 million translation loss for the corresponding period in 2010. The translation gain in 2011 is related to a change in the valuation of the NIS as compared to the U.S. Dollar, which decreased 4.6% in the nine months ended September 30, 2011, as compared to a increase of 2.9% for the corresponding period in 2010.

In the nine months ended September 30, 2011, the Company recorded a gain of $4.7 million due to the repurchase of the debentures.

The Company recorded a $0.3 million net gain in Equity in earnings of affiliates for the nine months ended September 30, 2011, compared to $0.2 million net loss in Equity in earnings of affiliates for the corresponding period in 2010.

Results of operations analyzed by segments for the nine months ended September 30:

	2011	2010
	(U.S. Dollars in thousands)
Revenues:

Chemicals	$413,291	$357,567
Finance	21,571	4,911
Leisure-time	2,265	2,240
	437,127	364,718
Equity in earnings (losses) of affiliates	268	(156)
Total consolidated revenues	$437,395	$364,562

The Chemicals income relates solely to Gadot and was derived from the following activities: sales of a wide range of liquid and solid chemicals, providing maritime shipping services of chemicals by ships and providing other services which include logistics and storage services for chemicals.

In the nine months ended September 30, 2011, the Company recorded $437.4 million in revenue which was comprised of $413.3 million in the Chemicals segment, $21.6 million in the Finance segment, $2.3 million in the Leisure-time segment, and a $0.3 million in Equity in earnings of affiliates, as compared to $364.6 million for the same period in 2010, which was comprised of $357.6 million in the Chemicals segment, $4.9 million in the Finance segment and $2.2 million in the Leisure-time segment, offset by a $0.2 million in Equity in losses of affiliates. The increases in chemical commodity sale prices (revenues) and some volume growth positively contributed to gross margin as a result of utilizing inventory quantities and price.

	2011	2010
	(U.S. Dollars in thousands)
Expenses:

Chemicals	$414,433	$364,630
Finance	45,241	41,815
Energy	50,523	--
Leisure-time	2,183	2,253
Total	$512,380	$408,698

In the nine months ended September 30, 2011, the Company recorded $512.4 million in expenses which was comprised of $414.4 million of expenses in the Chemicals segment, $45.2 million of expenses in the Finance segment, $50.5 million of expenses in the Energy segment and $2.2 million of expenses in the Leisure-time segment, as compared to $408.9 million in expenses for the same period in 2010 which was comprised of $364.6 million of expenses in the Chemicals segment, $42.0 million of expenses in the Finance segment and $2.3 million of expenses in the Leisure-time segment. Chemical commodity pricing is derivative of crude oil pricing. During the nine months ended September 30, 2011, the price of crude oil decreased, which led to a moderate decrease in chemical commodity prices. The increase in the expenses of the Energy segment is primarily attributable to the impairment of the investment in EMG in the amount of $50.5 million.

Three months ended September 30, 2011 compared to three months ended September 30, 2010

The Company recorded a consolidated net loss of $20.2 million for the three months ended September 30, 2011, compared to a net loss of $25.8 million for the corresponding period in 2010. The loss in the period ended September 30, 2011 is primarily attributable to the impairment of the investment in EMG in the amount of $33.6 million, offset by the translation gain related to a 8.7% decrease in value of the NIS to the U.S. Dollar in the three months ended September 30, 2011, as compared to a increase of 5.4% for the corresponding period in 2010.

In the three months ended September 30, 2011, the Company recorded $2.6 million of marketing and sales expense, as compared to a $1.9 million marketing and sales expense in the corresponding period in 2010. These expenses are attributable to Gadot and composed mainly of salary and commission expenses. The increase is primarily the result of the increase in the Chemicals revenue compared to the corresponding period in 2010.

In the three months ended September 30, 2011, the Company recorded $14.8 million of general, administrative and other expense, as compared to $13.0 million in the corresponding period in 2010. The increase resulted mainly from the increase in payments of annual management fees.

In the three months ended September 30, 2011, the Company recorded $0.1 million of net loss attributable to noncontrolling interests, as compared to $5.5 million of net loss attributable to noncontrolling interests in the corresponding period in 2010. The income during the three months ended September 30, 2011 is mainly attributable to the translation gain in the notes issued to the partners in the Joint Venture, resulting from the devaluation of the NIS compared to the U.S. Dollar.

In the three months ended September 30, 2011, the Company recorded a $9.8 million interest expense, as compared to a $14.0 million interest expense for the corresponding period in 2010. The interest expense relates to the financing the Company obtained in order to purchase Gadot, the Company's debentures, the Company's notes payable and the interest expense resulting from the swap agreements. The decrease in interest expense relates mainly to the change in the valuation of the Consumer Price Index (“CPI”) which increased 0.6% in the three months ended September 30, 2011, as compared to an increase of 1.2% for the corresponding period in 2010.

In the three months ended September 30, 2011, the Company recorded a $19.9 million translation gain, as compared to a $17.7 million translation loss for the corresponding period in 2010. The monetary value of denominated NIS balances reported on our balance sheet changes with currency exchange rates resulting in the translation gain or loss. The translation gain is related to a change in the valuation of the NIS as compared to the U.S. Dollar, which decreased 8.7% in the three months ended September 30, 2011, as compared to a increase of 5.4% for the corresponding period in 2010.

The Company recorded a minor net gain of $0.1 million in Equity in gains of affiliates for the three months ended September 30, 2011, similar to the corresponding period in 2010.

Results of operations analyzed by segments for the three months ended September 30:

	2011	2010
	(U.S. Dollars in thousands)
Revenues:

Chemicals	$139,120	$121,243
Finance	25,486	1,161
Leisure-time	716	770
Equity in earnings of affiliates	89	42
Total	$165,411	$123,216

The Chemicals income relates solely to Gadot and was derived from the following activities: sales of a wide range of liquid chemicals, providing maritime shipping services of chemicals by ships and providing other services which include logistics and storage services for chemicals.

In the three months ended September 30, 2011, the Company recorded $165.4 million in revenue which was comprised of $139.1 million in the Chemicals segment, $25.5 million in the Finance segment and $0.7 million in the Leisure-time segment, as compared to $123.2 million for the same period in 2010, which was comprised of $121.2 million in the Chemicals segment, $1.2 million in the Finance segment and $0.8 million in the Leisure-time segment. The increase in Chemicals revenue is primarily attributable to commodity price increase, the effect of the revaluation of the Euro exchange rate versus the U.S. Dollar exchange rate in the period and the additional revenues generated by a subsidiary which was purchased during the comparative period (August 2010). The demand for chemical carriers shows moderate growth during the three months ended September 30, 2011 while the average freight prices slightly decreased.

	2011	2010
	(U.S. Dollars in thousands)
Expenses:

Chemicals	$139,231	$125,580
Finance	13,508	30,359
Energy	33,600	--
Leisure-time	736	841
Total	$187,075	$156,780

In the three months ended September 30, 2011, the Company recorded $187.1 million in expenses which was comprised of $139.2 million of expenses in the Chemicals segment, $13.5 million of expenses in the Finance segment, $33.6 million of expenses in the Energy segment and $0.8 million of expenses in the Leisure-time segment, as compared to $156.8 million in expenses for the same period in 2010, which was comprised of $125.6 million in the Chemicals segment, $30.4 million in the Finance segment and $0.8 million in the Leisure-time segment. During the period of three months ended September 30, 2011, the price of crude oil slightly decreased, which led to a moderate decrease in chemical commodity prices.

Income taxe

In the nine-month period ended September 30, 2011, the Company reported a tax expense of $19.9 million (out of which $6.9 million classified as discontinued operations) as compared to approximately $1.9 million of tax benefit in the corresponding period in 2010. The tax expense which was recorded in 2011 was attributable mainly to the decrease in deferred income taxes in the amount of $14.1 million, which was recorded due to the impairment of the investments in EMG and the capital gain from the sale of 012. The Company intends to apply a tax planning strategy of selling all or a portion of its investments in order to utilize the net deferred income taxes that are attributable to foreign tax credits and loss carryforwards arising in the U.S., due to unrealized gain from several investments which the Company holds.

Liquidity and Capital Resources

Cash Flows

On September 30, 2011, cash, cash equivalents and marketable securities were $80.5 million, as compared with $34.2 million at December 31, 2010. The increase is mainly attributable to the sale of 012's shares.

As of September 30, 2011, the Company had $11.3 million of marketable securities as compared to $0.9 million as of December 31, 2010.

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

Cash flows from operating activities

Net cash used in operating activities totaled approximately $60.4 million for the nine months ended September 30, 2011, compared to approximately $36.7 million provided by operating activities for the corresponding period in 2010. The increase in cash used in operating activities is primarily attributable to the decrease in other payables and the revaluation of the NIS, as compared to the corresponding period in 2010.

Cash flows from investing activities

Net cash provided from investing activities totaled approximately $14.1 million for the nine months ended September 30, 2011, compared to approximately $51.1 million used in investing activities for the corresponding period in 2010. The cash used in investing activities during the nine months ended September 30, 2010 is primarily attributable to the acquisitions of 012’s, ADPO Ghent N.V.'s (“ADPO”) and Merhav Agro Ltd.'s business.

Cash flows from financing activities

Net cash used in financing activities was approximately $71.7 million for the six months ended September 30, 2011, compared to approximately $162.9 million of net cash provided from financing activities for the corresponding period in 2010. The change in cash used in financing activities is primarily attributable to the notes payable repaid due to the sale of 012’s shares in the nine months ended September 30, 2011, as compared to the notes payable received for the acquisitions of 012’s business in the corresponding period in 2010 and the issuance of Series C debentures.

Investments

EMG

As of today, EMG has entered into gas supply contracts as detailed in the following table:

Client	Billion Cubic Meters (“BCM”) (annually)	Term
Israel Electric Corp.	2.1	15 years (+5 years)
Israel Corporation Ltd.	1.4	20 years
Dorad Energy Ltd.	0.75	17 years (+5 years)
Other Contracts	0.55
Total	4.8
Signed Options	1.5
Total including Options	6.3

The Company evaluates the carrying value amount of its interest in EMG annually in connection with the preparation of its financial statements.  In light of the recent developments in Egypt, the Company obtained updated interim valuations from an independent valuation firm for the quarters ended September 30, 2011, June 30, 2011 and March 31, 2011. The periodic independent valuations obtained by the Company to assist in its preparation of financial statements customarily indicate a range of values depending on underlying assumptions.

The valuation ranges determined by the independent valuation firm for the following periods and the carrying amount of Ampal’s investment in EMG were:

At December 31, 2010, the valuation range was between $2,930 million and $3,280 million and the amount on which the carrying amount of Ampal's investment in EMG on a cost basis was based on a value of  $2,151million.

At June 30, 2011, the valuation range was between $2,000 million and $2,300 million and the amount on which the carrying amount of Ampal's investment in EMG after impairment was based on a value of  $2,050 million.

At September 30, 2011, the valuation range was between $1,900 million and $2,150 million and due to the recent development the amount on which the carrying amount of Ampal's investment in EMG after impairment was based on a value of $1,850 million.

In the independent valuation as of June 30, 2011, due to uncertainties in Egypt including the repeated gas supply interruptions and their length, the lower end of the indicated valuation range was materially lower than in the past and lower than the value at which EMG was carried on the Company's balance sheet. Management assessed the investment to determine if the decline in fair value was other than temporary. Based on these assessments, management determined that the decline in fair value of the investment was other than temporary and the Company recorded in the quarter ended June 30, 2011 charges of $16.9 million and decreased deferred income taxes in the amount of $14.1 million. The carrying amount of the investments in EMG as of June 30, 2011 was $344.4 million.

As of September 30, 2011, although the value at which EMG was carried in the Company's balance sheet was within the range of values in the independent valuation for that period, management determined due to the continued uncertainties related to EMG, including the repeated gas supply interruptions and their length, to use a lower value in the range of values determined by the independent valuation and to record on the Company's balance sheet a further decline in fair value of the investment. The Company recorded in the quarter ended September 30, 2011 charges of $33.6 million. The carrying amount of the investments in EMG as of September 30, 2011 was $310.8 million.

The Company recorded in the nine months ended September 30, 2011 charges of $50.5 million and decreased deferred income taxes in the amount of $14.1 million in connection with its investment in EMG.

The principal factors affecting valuation are the price, quantity, delivery dates and reliability of the gas, as well as the discount rate. In determining the carrying value as of September 30, 2011and in light of the current events in Egypt, the Company considered possible scenarios including  reductions from the contracted amounts in the quantity of gas to be delivered during a specific period of time and reductions in the gross margins under EMG’s gas purchase and sale agreements and applied an average discount rate of 10.5%.  In the Company’s management’s judgment these assumptions and the adjustments based on these assumptions are reasonable.  Any change in the assumptions or adverse change in any of these factors could result in additional material reduction in the value of EMG and additional reduction in the carrying value amount of the asset on the Company's balance sheet.  The Company will continue to evaluate developments with regard to EMG and will make determinations each fiscal period as to whether an impairment charge is appropriate.

Investments

In the nine months ended September 30, 2011, the Company made additional investments in the amount of a $0.6 million loan to Global Wind Energy Ltd.

Debt

Notes issued to institutional investors in Israel, the convertible note issued to Merhav M.N.F Ltd. ("Merhav") and other loans payable pursuant to bank borrowings are either in U.S. Dollars, linked to the CPI in Israel or in unlinked NIS, with interest rates varying depending upon their linkage provisions and mature between 2011 and 2019.

The Company finances its general operations and other financial commitments through bank loans from Bank Hapoalim, Union Bank of Israel Ltd. ("UBI") and Israel Discount Bank Ltd. ("IDB"). As of September 30, 2011, the outstanding indebtedness under these bank loans totaled $89.2 million, and the loans mature between 2011 and 2019.

	Series A Debentures		Series B Debentures		Series C Debentures
	par value in NIS in thousands	U.S. Dollars in thousands	par value in NIS in thousands	U.S. Dollars in thousands	par value in NIS in thousands	U.S. Dollars in thousands
Date of issuance	November 20, 2006		April 29, 2008		September 13, 2010
Linkage	Israeli CPI		Israeli CPI		Israeli CPI
Interest	5.75%		6.60%		6.95%+1.00% (*)
Maturity date	November 2015		January 2016		September 2019
Issuance	250,000	57,978	577,823	166,856	170,000	45,093
Purchased	30,733	8,730	108,058	30,965	7,084	2,193
Balance as of September 30, 2011	219,267	69,102	469,765	143,455	162,916	45,590
Deposits held by trustees		--		5,163		9,685

(*) See the description below.

On September 13, 2010, Ampal completed a public offering in Israel of NIS 170.0 million (approximately $45.0 million) aggregate principal amount of its Series C debentures, due in 2019. The debentures are linked to the CPI and carry an annual interest rate of 6.95%. The Series C debentures rank pari passu with Ampal’s unsecured indebtedness. The debentures will be repaid in six equal annual installments commencing on September 7, 2014, and the interest will be paid semi-annually. As of September 30, 2011, the outstanding debt under the debentures amounts to $45.6 million. Ampal deposited an amount equal to $12.2 million with Ziv Haft Trust Company Ltd. in accordance with a trust agreement dated August 31, 2010, to secure the first four years' worth of payments of interest on the debentures.

On May 26, 2011, Midroog downgraded the Debentures' ratings by two notches, to BAA3 from BAA1 with a negative outlook. The Debentures were removed from Midroog's "Watchlist”.

On August 10, 2011, Midroog Ltd. (an affiliate of Moody's Investors Service) ("Midroog") downgraded Ampal's Series A, Series B and Series C Debentures' (the "Debentures") ratings by three notches, to BA3 from BAA3 with a negative outlook.

Due to the above downgrading of the ratings of Ampal's Series C Debentures and according to the terms of the Series C debentures, the Series C debenture holders are entitled to additional interest payments which will be calculated as follows:

1.	The annual interest on Ampal's Series C Debentures since their issuance and until May 25, 2011 was 6.95%;
2.	The annual interest on Ampal's Series C Debentures from May 26, 2011 and until August 10, 2011 was 7.70%;
3.	The annual interest on Ampal's Series C Debentures from August 11, 2011 and thereafter will be 7.95%;
4.	The weighted average interest that Ampal paid its Series C Debentures holders on September 7, 2011 was 7.41% and therefore the interest paid on September 7, 2011 was 3.705%;
5.	The annual interest on Ampal's Series C Debentures as reflected from the above weighted average interest is 7.50%;
6.	The annual interest on Ampal's Series C Debentures for the upcoming periods will be 7.95%; and
7.	The semi-annual interest on Ampal's Series C Debentures for the upcoming periods will be 3.975%.

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

During the nine months ended September 30, 2011, the Company repurchased 10,619,296 Series A Debentures, 31,404,820 Series B Debentures and 7,084,437 Series C Debentures for an aggregate amount of $11.1 million. The Company recorded a gain of $4.7 million due to the repurchase of the debentures.

Ampal funded the Gadot acquisition with a combination of available cash and the proceeds of the credit facility, dated November 29, 2007 (the "Credit Facility"), between Merhav-Ampal Group Ltd. (formerly Merhav-Ampal Energy Ltd.), an Israeli corporation and wholly owned subsidiary of Ampal ("MAG"), and Israel Discount Bank Ltd. ("IDB"), for approximately $60.7 million, which amount was increased on the same terms and conditions on June 3, 2008, by approximately $11.3 million in order to fund the second stage of the transaction and on September 23, 2008, by approximately $15.4 million in order to fund the third stage of the transaction. The Credit Facility is divided into two equal loans of approximately $43.7 million. The first loan is a revolving loan that has no principal payments and may be repaid in full or in part on December 31 of each year until 2019, when a single balloon payment will become due. The second loan also matures in 2019, has no principal payments for the first one and a half years, and shall thereafter be paid in equal installments over the remaining 9.5 years of the term. As of September 30, 2011, the outstanding debt under the loan amounts to $35.8 million. Interest on both loans accrues at a floating rate equal to LIBOR plus 2% and is payable on a current basis. Ampal has guaranteed all the obligations of MAG under the Credit Facility and Ampal’s interest in Gadot has also been pledged to IDB as a security for the Credit Facility.  Yosef Maiman has agreed with IDB to maintain ownership of a certain amount of the Company’s Class A Stock. The Credit Facility contains customary affirmative and negative covenants for credit facilities of this type. The Company has certain financial and other covenants in the Credit Facility. The Company determined that in connection with the preparation of its September 30, 2011 financial statements that it would not meet the covenants relating to minimum equity. On November 8, 2011, MAG and IDB signed an amendment to the Credit Facility amending certain requirements under certain of the Company's equity maintenance covenants so that they  will not apply until the filing of the Company’s Quarterly Report on Form 10-Q for the first quarter of the 2013 fiscal year. In connection with the amendments, the interest rate on both loans increased by 1% to LIBOR plus 3%.

As of September 30, 2011, the Company has a $3.3 million loan with UBI that bears interest at an annual rate of LIBOR plus 2% to be repaid in six annual installments commencing on April 2, 2008 and various other loans with UBI in the aggregate amount of $2.7 million linked to the CPI, bearing interest of 2.9% to be repaid during 2011.

As of September 30, 2011, the Company has a $98.7 million loan from institutional investors who own 50% of Merhav Ampal Energy Holdings, LP. The loan is not linked to the CPI, bears no interest and is repayable upon agreement by both parties.

The Company has a long-term loan from Bank Hapoalim in the aggregate amount of $3.5 million. The loan matures in 2018 and shall be paid in seven equal annual installments. As of September 30, 2011, the outstanding debt under the loan amounts to $3.5 million. Interest accrues at a floating rate equal to LIBOR plus 3.5% and is payable on a quarterly basis.

As of September 30, 2011, Gadot had $2.4 million outstanding under its other debentures. These debentures are not convertible into shares and are repayable in five equal annual installments on September 15 of each of the years 2008 through 2012. The outstanding balance of the principal of the debentures bears interest at an annual rate of 5.3%. The principal and interest of the debentures are linked to the CPI and the interest is payable in semi-annual installments on March 15 and September 15 of each of the years 2006 through 2012.

As of September 30, 2011, Gadot has short-term loans, including current maturities, payable in the amount of $129.7 million and long-term loans payable in the amount of $132.5 million. The various short term-loans payable are either unlinked or linked to the U.S. Dollar or Euro and bear interest at annual rates between 0.7% to 7.8%. The various long-term loans payable are either unlinked or linked to the CPI or linked to the U.S. Dollar or Euro and bear interest at annual rates between 1.5% to 7.0%.

The weighted average interest rates and the balances of these short-term borrowings at September 30, 2011 and December 31, 2010 were 4.4% on $106.4 million and 3.8% on $131.9 million, respectively.

The significant contractual obligations as of September 30, 2011 are summarized in the following table (in thousands):

Contractual Obligations	Total	Less than 1 year	1 – 3 years	3-5 years	More than 5 years
Short-Term Debt:
Gadot - working capital	$106,446	$106,446
Gadot - current maturities	$23,265	$23,265
Ampal - revolving credit line	$243	$243
Ampal - current maturities	$8,974	$8,974
Debentures – current maturities	$44,894	$44,894
Long-Term Debt:
Ampal	$178,950		$10,619	$8,952	$159,379
Gadot:
Vessels	$56,142		$19,214	$6,956	$29,972
Other	$75,489		$19,951	$18,736	$36,802
Debentures	$215,610		$92,596	$100,219	$22,795
Total Debt	$710,013	$183,822	$142,380	$134,863	$248,948

As of September 30, 2011, the Company had issued guarantees in the aggregate principal amount of $40.6 million. These include:

1.
A $9.2 million guarantee on indebtedness incurred by Bay Heart Ltd. in connection with the development of property. There can be no guarantee that Bay Heart Ltd. will generate sufficient cash to repay its outstanding indebtedness without relying on the Company’s guarantee; and

2.	A $31.4 million guarantee of outstanding indebtedness of Gadot.

One of the sources of the Company to repay its indebtedness is the expected dividends from EMG. Due to the uncertainties in Egypt including the repeated gas supply interruptions and their length, and although the gas supply has recently resumed, the Company may need to find other sources of funds to timely repay its indebtedness.

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

As of September 30, 2011, the Company had open foreign currency forward exchange contracts to purchase Euros and sell NIS in the amount of $0.7 million and to purchase Euros and sell U.S. Dollars in the amount of $1.8 million.

FORWARD LOOKING STATEMENTS

This Quarterly Report (including but not limited to factors discussed above, in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this Quarterly Report on Form 10-Q) includes forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and information relating to the Company that are based on the beliefs of management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this Quarterly Report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” and similar expressions, as they relate to the Company or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events or future financial performance of the Company, the outcome of which is subject to certain risks and other factors which could cause actual results to differ materially from those anticipated by the forward-looking statements, including among others, the economic and political conditions in Israel and the Middle East and the global business and economic conditions in the different sectors and markets where the Company’s portfolio companies operate.

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

Item 1.            Legal Proceedings:

None.

Item 1A.        RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, as updated in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011, June 30, 2011 and September 30, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and our March 31, 2011, June 30, 2011 and September 30, 2011 Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

AMPAL-AMERICAN ISRAEL CORPORATION

By: /s/ Yosef A. Maiman
Yosef A. Maiman
Chairman of the Board
President & Chief Executive Officer
(Principal Executive Officer)

By: /s/ Irit Eluz
Irit Eluz
CFO and Senior Vice President,
Finance and Treasurer
(Principal Financial Officer)

By: /s/ Zahi Ben-Atav
Zahi Ben-Atav
VP Accounting and Controller
(Principal Accounting Officer)

Date: November 13, 2011

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