Form 10-K
period 2011-12-31
AMPAL-AMERICAN ISRAEL CORP
filed 2012-03-30
CIK 731859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 0-538

AMPAL-AMERICAN ISRAEL CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

New York	13-0435685
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

555 Madison Avenue New York, NY, USA	10022
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (866) 447-8636
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered

Class A Stock, par value $1.00 per share	The NASDAQ Capital Market

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

Yes ☐   No ☒

The aggregate market value of the registrant’s voting stock held by non–affiliates of the registrant on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter was $19,923,613 based upon the closing market price of such stock on that date. As of March 20, 2012, the number of shares outstanding of the registrant’s Class A Stock, its only authorized and outstanding common stock, is 56,133,764.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011
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

The Company’s strategy is to invest opportunistically in undervalued assets with an emphasis in the following fields: Energy, Chemicals, Real Estate, Project Development and Leisure-Time. We believe that past experience, current opportunities and a deep understanding of the above-referenced sectors both domestically in Israel and internationally could result in the Company bringing high returns to its shareholders. The Company emphasizes investments which have long-term growth potential over investments which yield short-term returns.

The Company provides its investee companies with ongoing support through its involvement in the investees’ strategic decisions and introduction to the financial community, investment bankers and other potential investors both in and outside of Israel.

Significant Developments

EMG

The Company holds a 16.8% interest (8.2% of which is held directly and 8.6% of which is held through Merhav Ampal Energy Holdings, LP, an Israeli limited partnership (of which Ampal owns 50% and which is being consolidated due to effective control granted through the partnership's agreement)), as indicated on the Company’s financial statements, in East Mediterranean Gas Company, S.A.E., an Egyptian joint stock company (“EMG”). Since the alleged terror attack of March 5, 2012 on GASCO's pipeline, gas to EMG and its Israeli clients has not been supplied. Since February 5, 2011, there were several explosions, due to alleged terror attacks, along the Egyptian gas pipeline owned and operated by GASCO (the Egyptian gas transport company and EMG's gas supplier). In addition to the attacks on the GASCO facilities, on July 30, 2011, in the wake of violent incidents in El-Arish, Egypt, there was an attempt to damage EMG's site near El-Arish.  The security forces on site returned fire, prevented any penetration of the EMG site and repelled the attack. Neither EMG's site nor EMG's pipeline were damaged in any of the attacks.  Due to the alleged terror attacks, from February 5, 2011 to March 28, 2012, the supply of gas to EMG, and therefore to EMG’s Israeli clients, was interrupted several times. During the calendar year 2011, no gas was supplied for an aggregate of 225 days, and during 2012, gas was not supplied for an aggregate of 64 days between January 1, 2012 and March 28, 2012.

Our investment in EMG had a carrying amount of $361.3 million as of December 31, 2010. It was written down to its fair value of $260.4 million, resulting in a loss of $100.9 million, which was included in loss for the year ended December 31, 2011. The carrying value of EMG is based, among other things, on nonpublic information.

Restructuring of Certain Indebtedness

On December 19, 2011, the Company announced that due to the current political and security situation in Egypt, including the repeated interruptions of the gas supply to EMG, the Company requested that the Trustees of its Series A, Series B and Series C Debentures, which are listed on the Tel Aviv Stock Exchange (the "Debentures"), convene a  meeting of the holders of the Debentures (the “Holders”) on January 1, 2012 to appoint a Holders’ committee to discuss a proposal to postpone the principal payments due on the Debentures for 24 months.

On January 1, 2012, the Company held a meeting with the Holders where the Company proposed to restructure (the “Proposal”) the Debentures to postpone all principal payments due thereunder for the next two years, while continuing to make the interest payments as scheduled. Under the Proposal, the principal amount of the Debentures would not be reduced, and after the two-year period the principal payment schedule for the Debentures would return to the original terms. The Company requested that the Holders appoint a delegation (a committee of representatives) of Holders to discuss the Proposal.

On January 18, 2012, the Company announced that two separate Holders’ committees had been formed: one to represent the Series A and Series C Debenture holders and the other to represent the Series B Debenture holders (the “B Holders”).

On January 22, 2012, the Company announced that its Board of Directors decided to postpone making the principal payments currently coming due on the Debentures, but to continue making interest payments as scheduled. In accordance with the decision, on January 31, 2012, the Company made an interest payment on the Series B Debentures (the “Series B Debentures”) to the B Holders on the scheduled payment date, and the Company did not request the return of the Company's funds held by the trustee for the B Holders.

On February 20, 2012, a meeting of the B Holders was held at the request of the B Holders' trustee and on March 6, 2012, the B Holders voted (the "Series B Resolution") to accelerate and set to immediate repayment the entire outstanding amounts under the Series B Debentures. The Series B Resolution provided that the acceleration would be effective two weeks after March 6, 2012, unless an additional two-week extension was granted by the committee, formed by the B Holders (the "Series B Committee") to represent the B Holders. Such extension was granted on March 20, 2012. Additional postponements of the effective date of the acceleration of the Series B Debentures are possible subject to the approval of the majority of the B Holders. As of March 12, 2012, due to the acceleration, the total amount outstanding (including interest) under the Series B Debentures (excluding the Series B Debentures held by the Company) is NIS 527,024,735 (approximately $138.4 million).

Additionally, the B Holders voted to authorize the commencement of legal actions and other measures, at the discretion of Clal Finance Trusts 2007 Ltd., the trustee for the B Holders, and/or at the recommendation of the Series B Committee, to collect the principal payment which was due on January 31, 2012 and which the Company did not make. The B Holders also voted to empower the Series B Committee to continue negotiations with the Company to settle payments to the B Holders and/or to restructure the Series B Debentures, to protect the rights of the B Holders and to receive all required information from the Company regarding its financial status and its ability to meet its obligations.

On March 5, 2012, the Company announced that its Board of Directors decided that the Company intended to make an interest payment which was due to be paid to the Series C Debenture holders on March 7, 2012 (the "Series C Interest Payment"), if the Series B Resolution was not approved. The Board further decided that if the Series B Resolution was approved (as it was approved on March 6, 2012, as described above), the Series C Interest Payment would be postponed until it was clear to the Company whether the Series B Resolution to accelerate the Company’s entire debt owed to the B Holders and set it to immediate payment would be enforced.

On March 26, 2012, the Company announced that the Series C Interest Payment will be paid on March 29, 2012 by transferring funds that are deposited with the trustee for the Series C debenture holders, in favor of the Series C debenture holders, and in accordance with the resolution of the Series C debenture holders of March 22, 2012.

A meeting of the Series A and Series C Debenture holders is scheduled to be held on April 3, 2012, at the request of the Series A and Series C Debenture holders' trustees. On the agenda is a resolution to accelerate and set to immediate repayment the entire outstanding amounts under the Series A and Series C Debentures.

Presently, the Company does not have sufficient cash and other resources to service its debt and finance its ongoing operations. This fact raises substantial doubts as to the Company's ability to continue as a going concern if the Company does not reach agreement with the debenture holders, obtain additional financing or otherwise raise capital through the sale of assets or otherwise. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. Management is in the process of negotiations with the Holders’ committees to restructure the debt to its Series A, Series B and Series C Debenture Holders, but there is no assurance that the negotiations will succeed.

Investee Companies by Industry Segment

Listed below by industry segment are all of the substantial investee companies in which Ampal had ownership interests as of December 31, 2011, the principal business of each and the percentage of equity owned, directly or indirectly, by Ampal. Further information with respect to our significant investee companies is provided below the following table. For industry segment financial information and financial information about foreign and domestic operations, see Note 18 to Ampal’s consolidated financial statements included in this Report on Form 10-K for the fiscal year ended December 31, 2011.

Industry Segment	Principal Business	Percentage as of December 31, 2011

Chemicals
Gadot Chemical Tankers and Terminals Ltd.	Chemical Sales, Storage, Shipping, Transport and Distribution	100.0

Energy
East Mediterranean Gas Company	Natural Gas Provider & Pipeline Owner	12.5(1)
Global Wind Energy	Renewable Energy	50.0

Real Estate
Bay Heart Ltd.	Shopping Mall Owner/Lessor	37.0

Leisure-Time
Country Club Kfar Saba Ltd.	Country Club Facility	51.0

Finance
Ampal Energy Ltd.	Holding Company	100.0
Merhav Ampal Group Ltd.	Holding Company	100.0
Ampal (Israel) Ltd.	Holding Company	100.0
Ampal Holdings (1991) Ltd.	Holding Company	100.0

(1)
8.2% of which is held directly and 4.3% of which is held through Merhav Ampal Energy Holdings, LP, an Israeli limited partnership, which is a joint venture between Ampal, the Israel Infrastructure Fund and other institutional investors.

Chemicals

Gadot

General

Gadot Chemical Tankers and Terminals Ltd. (“Gadot”), a wholly owned subsidiary of Ampal (99.99% on a fully diluted basis), was founded in 1958 as a privately held Israeli company with operations in distribution and marketing of liquid chemicals for raw materials used for industrial purposes. Since then, Gadot has expanded into a group of companies, which currently forms Israel’s leading chemical distribution organization. Through its subsidiaries, Gadot ships, stores, and distributes liquid chemicals, oils, and a large variety of materials to countries across the globe, with an emphasis on Israel and Western Europe. In our description of Gadot’s business operations, the term “Gadot” refers to Gadot and its consolidated subsidiaries. Gadot listed its shares for trade on the Tel Aviv Stock Exchange  ("TASE") in 2003 and was delisted from trade on October 16, 2008, following Ampal's successful tender offers to purchase Gadot's shares not already owned by Ampal.

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

Gadot’s operations are divided into three main service sectors:

•	Importing, marketing and sale of chemicals and other raw materials in Israel and Europe;

•	Shipping, primarily between the European ports of the Atlantic Ocean and the Mediterranean seaport and agency services for several shipping companies and docked ships; and

•	Logistical services in Israel and Europe.

These service sectors are synergistic and complimentary, so that Gadot provides its customers with a full range of services, from acquiring chemicals based on a customer’s needs, logistical handling including shipping and transport, offloading, storage and delivery. Members of the Gadot group of companies also provide services for other members of the group, strengthening the group as a whole.

Gadot’s revenues for 2011 totaled approximately $541 million compared to approximately $497 million in 2010. The 9% increase in revenues is mainly the result of the following factors:

•	Signs of growth in the markets, especially in Israel, led to an increase in sold quantities;

•	Gadot's sale prices increased as a result of a general increase in commodity prices and newly negotiated contracts; and

•	Gadot's acquisition of two companies: Merhav Agro Ltd. and ADPO Ghent N.V. contributed to the revenues.

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

Gadot generally provides its services to its long-term customers in Israel and in the Benelux area, consisting mainly of large industrial factories that use chemicals and other materials as raw materials in their manufacturing processes. These customers are spread over a wide variety of industries which reduces the risk of a downturn in any one type of industry having a significant effect on the revenues of Gadot. Gadot is not dependent on any single customer in this service sector. Nevertheless, the loss of any long-term customer may materially affect the short-term or even mid-term revenues and net profits of Gadot.

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

Gadot’s main advantages over its competition in the chemical market are due to:

•	its ability to provide full door-to-door logistical services to its customers, from purchase, shipping and storage, to land transport to the customer’s factory;

•	its ability to purchase and maintain surplus in large quantities of different chemicals ready for sale in a variety of packaging types and sizes;

•	ownership of the only chemical fluids terminal in Israel, capable of providing storage and transport;

•	decades of experience in the field;

•	stable, long-term relationships with existing customers;

•	the quality of products supplied by it and the reputation and goodwill of its suppliers; and

•	professional support provided by suppliers and by Gadot for its products.

Gadot’s main disadvantages in the chemical market are (i) the market consists of highly sophisticated customers that are very knowledgeable of product pricing and alternatives from competitors, which makes it hard to increase profitability and (ii) the costs involved in purchasing, holding and maintaining large quantities in surplus for immediate supply.

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

Shipping

Gadot provides its customers (including subsidiaries within the Gadot group of companies) with shipping services, shipping liquid chemicals in tanker ships both to and from Israel. As of December 31, 2011, Gadot uses a fleet of 9 vessels, of which 7 are leased and 2 are owned by Gadot, with loading capacities ranging from 8,000 tons to 17,000 tons. The total capacity of Gadot’s fleet as of December 31, 2011, was approximately 106,450 tons. The main shipping lines operated by Gadot are Israel to Northern Europe and Israel to the United States, with many interim stops in Europe's Atlantic seaports and in Mediterranean seaports. Gadot also provides logistical support for ships anchored in the ports of Haifa and Ashdod in Israel. These services include coordination of all technical procedures while in port, such as payment of port fees, care of the crew and providing ships with supplies.

Gadot had contracted a shipyard for the construction of four additional vessels built with a loading capability of 16,600 tons each, in exchange for consideration of approximately $27 million per vessel. Construction on the first vessel commenced at the end of December 2010 but has not been delivered yet. Due to the fact that the delivery of all vessels was not completed on the contractual delivery dates and such construction was delayed beyond the permitted grace period, Gadot has cancelled all shipbuilding contracts (in accordance with the terms of the contracts) and has demanded the refund of all amounts paid to the builder on account of the purchase price of the vessels plus interest at the agreed annual rate of 6% pursuant to the terms of the contracts. These amounts are secured by refund guarantees issued by the Bank of China Ltd. The builder has disputed the cancellation of the contracts and has referred the matter to LMAA arbitration in London (in accordance with the terms of the contracts). In such cases the obligation of the Bank of China to make payments under its guarantees is suspended pending the arbitration award or judgment on appeal. Both parties have filed LMAA Questionnaires and Gadot has filed Requests for Further Information which still remain unanswered (the deadline for replying to said requests has been set by the arbitration tribunal to be March 23, 2012). The next step is to set dates for hearings. Following an application by Gadot to set hearing dates, the arbitration tribunal has decided that the hearing dates will be November 5-17, 2012.

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

During 2008 shipping prices gradually rose, although they decreased towards the end of the year. The price of ship fuel rose during the first half of 2008 and decreased substantially during the second half of the year. During 2009 the chemical carrier sector suffered from limited growth in demand and stagnant freight rates which resulted in decreased profitability. In 2010 rates were at or above 2009 levels and earnings were down as a consequence of higher bunker prices, reflecting eroded fundamentals – in particular the impact of the downturn in the products carrier market since the beginning of 2009.

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

Gadot currently owns 192 ISO-tanks and it leases additional ISO-tanks from external sources from time to time in order to meet customer demand. Gadot also leases ISO-tanks to third parties, which include heating systems and upper or lower off-loading apparatuses, as needed.

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

This sector has experienced growth in recent years in Western Europe, since an increasing number of companies and manufacturers prefer to outsource their logistical operations due to the strict regulatory requirements. During 2011, this sector enjoyed overall growing demand.

Some of the main criteria for success in this service sector are: (i) location of storage facilities near industrial factories or seaports, (ii) wide geographic spread of facilities and (iii) the ability to provide quality service in an all-inclusive manner.

The main entry barrier to operating in the logistics sector is compliance with licensing requirements. Applying for such licenses is an expensive and often long process, without certainty of the outcome. Another entry barrier is the necessity to maintain specialized storage facilities capable of storing chemicals and hazardous materials.

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

Gadot currently owns a fleet of 39 tanker trucks and 79 trailers (of which 47 trailers are capable of transporting hazardous materials). The fleet of tanker trucks is generally in full use by Gadot, which occasionally is required to lease additional tanker trucks from other companies in order to fulfill demand. The trailer fleet is generally not in full use due to the number of tanker trucks Gadot owns and the highly specialized purpose of each trailer.

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

On November 17, 2011, Gadot, through its subsidiary, completed the purchase of 65% of the outstanding share capital of Agrinet Central Europe Ltd ("ACE"), an Israeli company which operates mainly in Eastern Europe in the agriculture field, for a purchase price of $2.67 million. Pursuant to the purchase agreement, Gadot was granted with a call option and the seller was granted with a put option for the remaining shares of ACE. Gadot also granted the seller an irrevocable option to purchase one of ACE’s real estate properties in exchange for consideration of $70,000 and certain priority in the distribution of dividends by Gadot. Part of the purchase price was financed by Gadot’s own resources and the reminder by taking a long-term loan from a third party.

Energy

EMG

EMG, organized in 2000 in accordance with the Egyptian Special Free Zones system, has been granted the right to export 7.0 BCM/year of natural gas from Egypt to Israel, other locations in the East Mediterranean basin and to other countries. EMG linked the Israeli energy market with the Egyptian national gas grid via an East Mediterranean pipeline. Initial gas delivery occurred in May 2008. EMG is the developer, owner and operator of the pipeline and its associated facilities on shore in both the point of departure at El-Arish, Egypt and the point of entry in Ashkelon, Israel.

As of today, EMG has entered into gas supply contracts as detailed in the following table:

Client	Billion Cubic Meters (“BCM”) (annually)	Term
Israel Electric Corp.	2.1	15 years (+5 years)
Israel Corporation Ltd.	1.4	20 years
Dorad Energy Ltd.	0.75	17 years (+5 years)
Other Contracts	0.55
Total	4.8
Signed Options	1.5
Total including Option	6.3

As of January 2011 and until an alleged terror attack on GASCO's pipeline on February 5, 2011, EMG supplied natural gas to its clients at an annual rate of 2.5 BCM (EMG’s gas supply contracts include provisions to gradually building up the gas supply over the term of each agreement). Since the alleged terror attack of March 5, 2012 on GASCO's pipeline, gas to EMG and its Israeli clients has not been supplied. Since February 5, 2011, there have been several explosions, due to alleged terror attacks, along the Egyptian gas pipeline owned and operated by GASCO (the Egyptian gas transport company and EMG's gas supplier). In addition to the attacks on the GASCO facilities, on July 30, 2011, in the wake of violent incidents in El-Arish, Egypt, there was an attempt to damage EMG's site near El-Arish. The security forces on site returned fire, prevented any penetration of the EMG site and repelled the attack.  Neither EMG's site nor EMG's pipeline were damaged in any of the attacks.  Due to the alleged terror attacks, from February 5, 2011 through March 28, 2012, the supply of gas to EMG, and therefore to EMG’s Israeli clients, have been interrupted several times.

During the 2011 calendar year, no gas was supplied for an aggregate of 225 days, and during 2012, gas was not supplied for an aggregate of 64 days between January 1, 2012 and March 28, 2012.

EMG's project is governed by an agreement signed between Israel and Egypt which designates EMG as the authorized exporter of Egyptian gas, secures EMG’s tax exemption in Israel and provides for the Egyptian government’s guarantee for the delivery of the said 7 BCM/year gas to the Israeli market.

In November 2007, Ampal and the Israel Infrastructure Fund ("IIF"), leading a group of institutional investors ("the Investors"), purchased a 4.3% interest in EMG, through Merhav Ampal Energy Holdings, LP, an Israeli limited partnership (the “Joint Venture”), from Merhav (M.N.F.) Ltd. (“Merhav”) for a purchase price of approximately $95.4 million, using funds provided by the Investors. In addition to the Joint Venture’s purchase from Merhav, Ampal contributed into the Joint Venture an additional 4.3% interest in EMG already held by Ampal. The Joint Venture now holds a total of 8.6% of the outstanding shares of EMG. Ampal’s contribution was valued at the same price per EMG share as the Joint Venture’s purchase. This amount is equivalent to the purchase price (on a per share basis) paid by Ampal for its December 2006 purchase of EMG shares from Merhav.

As of December 31, 2011, the Company’s financial statements reflect a 16.8% interest in shares of EMG, with 8.2% held directly and 8.6% held through the Joint Venture (of which Ampal owns 50%). For more information concerning our interest in EMG, please see “Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations” below.

As a result of the continued interruption of gas supply to EMG and the delivery of gas to EMG below contracted quantities, the international shareholders of EMG, including Ampal, have commenced procedures under applicable bilateral investment treaties between their countries and Egypt. Such procedures may ultimately result in the arbitration of claims under the various treaties or other agreements.

Ampal has also been advised by EMG of EMG's following legal proceedings:

1.
 EMG filed a Request for Arbitration against Egyptian General Petroleum Corporation (“EGPC”) and Egyptian Natural Gas Holding Company (“EGAS”) (collectively, “EGPC/EGAS”) on October 7, 2011. EGPC and EGAS are Egyptian state-owned entities responsible for the development and transportation of Egypt’s hydrocarbon resources. EMG and EGPC/EGAS entered into a Gas Supply and Purchase Agreement on July 13, 2005, as amended (the "Source Contract"). Through its Request for Arbitration, EMG seeks, in part, to enforce its rights to quantities of natural gas provided for in the Source Contract and to secure damages for EGPC/EGAS’s failure to supply contractual quantities.

EMG has named the Israel Electric Corporation, Ltd. (“IEC”) as an additional respondent. IEC is an Israeli state-owned electricity producer that entered into a Gas Sale and Purchase Agreement with EMG on August 8, 2005, as amended (the "On-Sale Agreement"). Under the On-Sale Agreement, EMG promised to supply, and IEC promised to purchase, quantities of natural gas sold to EMG under the Source Contract; those quantities were in turn guaranteed by EGPC/EGAS through a Tripartite Agreement entered into by EMG, IEC and EGPC/EGAS on June 13, 2005 (the "Tripartite Agreement"). Therefore, EGPC/EGAS guaranteed that it would provide contractual quantities of gas to EMG (for sale to IEC) under both the Source Contract and the Tripartite Agreement. EMG also filed for declaratory relief ensuring that EGPC/EGAS, and not EMG, are liable to IEC for supply deficiencies.

The total amount of the claim has not yet been quantified and the Company cannot currently estimate the range of possible gain.

2.
On September 21, 2011, EMG filed a Request for Arbitration against IEC as a sole respondent. In that arbitration, EMG seeks declaratory relief that IEC is not entitled to claim shortfall penalties from EMG as a result of EGPC/EGAS’s breaches of the Source Contract and the Tripartite Agreement. EMG also seeks a declaration that it may seek out additional customers, and renew contracts with existing customers, without breaching the On-Sale Agreement. The total amount of the claim has not yet been quantified and the Company cannot currently estimate the range of possible gain.

3.
The Company and other EMG shareholders have issued letters to the Government of the Arab Republic of Egypt seeking consultation relative to several bilateral investment treaties. No formal arbitration proceedings have yet begun for EMG’s investors under these treaties.  The claim relates to the same subject matter described above, and rests on the assertion that the conduct of Egypt and its state-owned entities (including EGPC/EGAS) constitutes a violation of the substantive protections found in the applicable investment protection treaties.  Should no amicable solution to this dispute be reached, the Company plans to initiate arbitration against the Government of Egypt seeking compensation for the damage caused to its investment in EMG.

Global Wind Energy Ltd. ("GWE")

In November 2007, Ampal, through its indirect wholly owned subsidiary Merhav-Ampal Group Ltd. (f/k/a Merhav Ampal Energy Ltd.) (“MAG”) and Clal Energy, LP (“Clal”), an Israel-based limited partnership, formed GWE, a company that focuses on the new development and acquisition of controlling interests in renewable energy, including wind energy projects outside of Israel. GWE, owned equally by Clal and the Company through MAG, seeks to either develop or acquire wind energy opportunities. GWE’s current projects are the development of wind farms in Greece and Poland. As of December 31, 2011, GWE received a production license for 2 projects for a total capacity of approximately 60 mega watt (“MW”) wind farms, and a 20MW photovoltaic project, all in Greece.

As of December 31, 2011, the Company has cumulatively invested $5 million in GWE, which is included as an investment in our financial statements.

Sugarcane Ethanol Production Project

As summarized in the Company's previously filed annual and periodic reports, on December 31, 2009, Ampal signed an option exercise agreement (the “Exercise Agreement”) with Merhav pursuant to which it exercised, subject to certain conditions, its option (the “Option”) to convert Ampal’s existing loan to Merhav (consisting of $20 million of principal plus accrued interest) (the “Loan”) into a 25% equity interest in the sugarcane ethanol production project in Colombia (the “Project”) being developed by Merhav.  The Loan is secured by Merhav’s pledge of its shares of Class A Stock of Ampal and guaranteed by Mr. Yosef A. Maiman’s personal guaranty.

Pursuant to the Exercise Agreement, the conversion of the Loan into a 25% equity interest in the Project will take the form of the issuance to Ampal of 25% of all of the issued and outstanding equity interests in Merhav Renewable Energies Limited, a Cyprus corporation and subsidiary of Merhav (“Merhav Energies”). The purchase price for the 25% equity stake in Merhav Energies, to be paid at closing, is the outstanding balance of the Note on December 31, 2009, or approximately $22.3 million. This amount is included in Deposits and notes receivable on the Company’s balance sheet. The closing of the purchase of the 25% equity stake and the conversion of the Loan is subject to, among other things, (i) the initial disbursement of (or other evidence of) long-term debt financing for the Project obtained from a financing bank or any other unaffiliated third party lender (the date such financing is obtained, the “Qualified Financing Date”), (ii) the payment in full of all outstanding amounts due and payable under the Note, and (iii) the delivery at closing of the Shareholders’ Agreement (as defined below) by Merhav and Ampal, setting forth certain agreements relating to the governance of Merhav Energies. Additionally, Merhav and Ampal have agreed that, under certain circumstances, each will arrange for loans to Merhav Energies from time to time through third parties, directly or indirectly, for up to $15 million. The Exercise Agreement contains other customary closing conditions, as well as customary representations and warranties.

The closing was to occur on the Qualified Financing Date or as soon as practicable thereafter, but no later than December 31, 2010 (the "Termination Date"). Since the Qualified Financing Date did not occur prior to December 31, 2010, on December 31, 2010, the parties amended the Exercise Agreement such that the Termination Date and the maturity date of the Note was extended to December 31, 2011. Additionally on December 31, 2010, all the rights and obligations of Ampal in the Project were assigned to MAG. Since the Qualified Financing Date was not likely occur prior to December 31, 2011, on November 12, 2011, the Special Committee of the Board of Directors of Ampal approved the amendment of the Exercise Agreement such that the Termination Date and the maturity date of the Note would be extended to December 31, 2012 and on December 8, 2011, the parties signed such amendment.

As stated above, as a condition to closing Ampal’s purchase of a 25% equity stake in Merhav Energies, Merhav, Ampal and Merhav Energies will enter into a Shareholders’ Agreement (the “Shareholders’ Agreement”), to provide for, among other things, (i) restrictions on the transfer of shares of Merhav Energies, (ii) a right of first refusal on transfers of shares of Merhav Energies, (iii) tag-along and drag-along rights on the transfer of shares of Merhav Energies, (iv) preemptive rights on the issuance of new shares of capital stock (or other equity interest) by Merhav Energies, subject to the anti-dilution rights of Ampal, and (v) the right of Ampal to designate 25% of the directors of Merhav Energies. In addition to preemptive rights under the Shareholders’ Agreement, Ampal has been granted anti-dilution protection, which may result in the issuance of additional shares of Merhav Energies to Ampal, in the event that, prior to end of the 180-day period following the commencement of the Project’s operations, Merhav sells, or Merhav Energies issues, shares of Merhav Energies at a per share price that is less than the per share price paid by Ampal under the Exercise Agreement.

Merhav is a multinational corporation with interests in a range of sectors, including energy, infrastructure projects and agriculture. Merhav is a controlling shareholder of Ampal and is wholly owned by Mr. Yosef A. Maiman, the President, CEO and member of the controlling shareholder group of Ampal. Because of the foregoing relationship, a special committee of the Board of Directors of Ampal composed of Ampal’s independent directors negotiated and approved the transaction. Houlihan Lokey Financial Advisors, Inc., which has been retained as financial advisor to the special committee, advised the special committee on this transaction.

Telecommunications – 012 Smile

As a result of the sale of 012 Smile Telecom Ltd. (“012 Smile”) to Partner Communications Company Ltd. (the “012 Sale”), the results of operations of 012 Smile are reported as discontinued operations and the consolidated results from continuing operations do not include revenues and expenses attributable to 012 Smile. The operations of 012 Smile comprised, until consummation of the 012 Sale, one of our principal activities during most of 2010. As a result of the 012 sale, the Company no longer has a Telecommunications segment.

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

The Club, which has a capacity of 2,000 member families, operated at full capacity for the 2011 season. The Company owns 51% of Kfar Saba.

EMPLOYEES

The executive officers of Ampal are listed in “Item 10-Directors, Executive Officers and Corporate Governance” below.

As of December 31, 2011:

•	Ampal (Israel) Ltd. had 24 employees;

•	Gadot had 881 employees; and

•	Kfar Saba had 6 employees and 97 hourly based employees.

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

ISRAELI TAX INFORMATION

Ampal (to the extent that it has income derived in Israel) and Ampal’s Israeli subsidiaries are subject to taxes imposed under the Israeli Income Tax Ordinance. The corporate tax rate in Israel was 24% for the 2011 tax year and was scheduled to be further reduced over the next years. However, in December 2011 the Israeli Knesset approved an amendment to tax laws according to which, among others, from 2012 onwards the corporate income tax rate will be 25%.   The Israeli tax rate on capital gains derived by a corporation after January 1, 2003, is generally equal to the corporate tax rate in the tax year it is derived, e.g., 24% for the 2011 tax year and 25% for the 2012 tax year as stated above. However, certain exemptions from capital gains tax may apply to non-Israeli resident corporations.

A tax treaty between Israel and the United States became effective on January 1, 1995 (the “Treaty”). The Treaty has not substantially affected the tax position of the Company in either the United States or in Israel.

Under Israeli domestic law, Ampal, as a non-resident, is generally subject to withholding tax at a rate between 20% and 25% and from 2012 onwards a rate between 25% and 30% on dividends it receives from Israeli companies, or 20% and from 2012 onwards 25% for dividends received from Israeli publicly traded companies. These rates may be reduced to either 15% or 12.5% (under Israeli law and/or the provisions of the Treaty), depending on the ownership percentage in the investee company, and on the type of income generated by such investee company from which the dividend is distributed. By contrast, dividends received by one Israeli company from another Israeli company are generally exempt from Israeli corporate tax, unless (i) they arise from income generated from sources outside of Israel, in which case they are generally subject to corporate tax rate (certain tax credits may be available for taxes paid or withheld at source) or (ii) they are paid out of the profits of an “approved enterprise” to either residents or non-residents, in which case taxes may be withheld at a rate of 15%.

Pursuant to an arrangement with the Israeli tax authorities, Ampal’s income from Israeli sources has been taxed based on principles generally applied in Israel to income of non-residents. Ampal has filed agreed upon tax returns with the Israeli tax authorities through the tax year 2010. Based on the tax returns filed by Ampal through 2010, it has not been required to make any additional tax payments in excess of the tax withheld on dividends it has received. In addition, pursuant to Ampal’s arrangement with the Israeli tax authorities, the aggregate taxes paid by Ampal in Israel and in the United States on interest, rent and dividend income derived from Israeli sources has not exceeded the tax which would have been payable by Ampal in the United States had such interest, rent and dividend income been derived by Ampal from United States sources. There can be no assurance that this arrangement will continue to be in effect in the future. This arrangement does not apply to the taxation of Ampal’s Israeli subsidiaries.

Generally, under the provisions of the Israeli Income Tax Ordinance, taxable income from Israeli sources paid to non-residents of Israel by residents of Israel is subject to withholding tax at the rate of 25% (except as stated above), unless a specific exemption is available. However, such rate of withholding tax may be reduced under the Treaty, with respect to certain payments made by Israeli tax residents to U.S. tax residents that qualify for benefits of the Treaty. For example, under the Treaty, the rate of withholding tax applicable on interest is generally reduced to 17.5%. Amendment No. 169 to the Israeli Income Tax Ordinance, effective from January 1, 2009, introduced an exemption from Israeli tax on interest paid to non-residents of Israel on bonds traded on the TASE, provided certain conditions are met. The continued tax treatment of Ampal by the Israeli tax authorities in the manner described above is based, among other things, on Ampal continuing to be treated, for tax purposes, as a non-resident of Israel that is not doing business in Israel.

Under Israeli law, Israeli tax residents are taxed on capital gains generated from sources in Israel or outside of Israel, whereas non-residents are taxable only with respect to gains generated from sources in Israel unless a specific exemption is available or unless a tax treaty between Israel and the shareholder’s country of residence provides otherwise. Capital gains are generally regarded as being from Israeli sources if arising from the sale of assets either located in Israel or which represent a right to assets located in Israel (including gains arising from the sale of shares in companies resident in Israel, and of rights in non-resident entities that mainly represent ownership and rights to assets located in Israel, with regard to such assets). Under the Treaty, U.S. tax residents are subject to Israeli capital gains tax on the sale of shares in Israeli companies if they have held 10% or more of the voting rights in such companies at any time during the 12 months immediately preceding the sale. Since January 1, 1994, the portion of the gain attributable to inflationary differences prior to that date is taxable at a rate of 10%, while the portion of the gain attributable to inflationary differences between such date and the date of disposition of the asset is exempt from tax. The remainder of the gain (“Real Capital Gain”), if any, is taxable to corporations at the corporate tax rate, e.g., 24% for the 2011 tax year and 25% for the 2012 tax year as stated above. However, according to the Israeli tax ordinance, foreign residents are generally exempt from tax on gains from the sale of shares in publicly traded companies if the capital gain was not generated from their permanent establishment in Israel. According to Section 68A(a) of the Israeli Income Tax Ordinance, non-Israeli corporations are not entitled to any such exemption as mentioned above from Israeli capital gains tax if Israeli residents (i) have a controlling interest of 25% or more in such non-Israeli corporation, or (ii) are the beneficiaries or are entitled to 25% or more of the revenues or profits of such non-Israeli corporation, whether directly or indirectly.

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

Certain of Ampal’s non-U.S. subsidiaries have elected to be treated as partnerships for U.S. tax purposes. As a result, Ampal is generally subject to U.S. tax on its distributive share of income earned by such subsidiaries (generally computed with reference to Ampal’s proportionate interest in such entity) as it is earned, i.e., without regard to whether or not such income is distributed by the subsidiary. Certain of Ampal’s wholly-owned non-U.S. direct subsidiaries have elected to be treated as “disregarded entities” for U.S. federal tax consequences. As a result, Ampal is subject to U.S. tax on all income earned by such subsidiaries, as it is earned.

Ampal U.S. is generally entitled to claim as a credit against its United States income tax liability all or a portion of income taxes, and taxes imposed in lieu of income taxes, it paid or is deemed to have paid to foreign countries. If Ampal U.S. receives dividends from a non-US corporation in which it owns 10% or more of the voting stock, Ampal U.S. is treated (in determining the amount of foreign income taxes paid by Ampal U.S. for purposes of the foreign tax credit) as having paid the same proportion of the foreign corporation’s post-1986 foreign income taxes as the amount of such dividends bears to the foreign corporation’s post-1986 undistributed earnings.

In general, the total foreign tax credit that Ampal U.S. may claim is limited to the same proportion of Ampal U.S.’s United States income taxes that its foreign source taxable income bears to its taxable income from all sources, U.S. and non-U.S.. This limitation is applied separately with respect to passive and active items of income, which may further limit Ampal’s ability to claim foreign taxes as a credit against its U.S. tax liability. The use of foreign taxes as an offset against U.S. tax liability is further limited by certain rules pertaining to the sourcing of income and the allocation of deductions. As a result of the combined operation of these rules, it is possible that Ampal U.S. may elect in the future under relevant tax rules to deduct foreign taxes, in lieu of claiming such taxes as a foreign tax credit.

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

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our current tax expense on book income as adjusted for permanent and temporary differences resulting from differing treatment of items for tax and financial accounting purposes. The temporary differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not "more-likely-than-not," we must establish a valuation allowance. To the extent we establish (or release) a valuation allowance or increase (or decrease) this allowance in a financial accounting period, we must include an income tax expense (or benefit) within the tax provision in the statement of operations. A partial valuation allowance is currently set against certain tax assets because management believes it is more likely than not that some of these deferred tax assets will not be realized through the generation of future taxable income. We have not provided a full valuation allowance against our deferred tax assets due to a strategy that provides us the opportunity to sell certain appreciated investments and which is projected to provide adequate U.S. taxable income against which we expect to be able to offset with our net operating loss carryover.  We have the intent and ability to sell such appreciated investments prior to the expiration of the net operating loss and thus we expect to realize the related deferred tax assets.

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

We also account for uncertain tax positions in accordance with ASC 740-10 (formerly FIN 48). The application of income tax law is inherently complex. As such, we are required to make many assumptions and judgments regarding our income tax positions and the likelihood of such tax positions being upheld if challenged by applicable tax authorities. Interpretations and guidance surrounding income tax laws and regulations change over time. As such, changes in our assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations.

Available information

We maintain a website at www.ampal.com.  We make available on our website under “Investor Relations” - “SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file with furnish such materials to the SEC.

ITEM 1A.	RISK FACTORS

An investment in our securities involves risks and uncertainties. These risks and uncertainties could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this Report on Form 10-K or that we make in other filings with the SEC under the Securities and Exchange Act of 1934, as amended, or in other public statements. The risks described below are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. You should consider the following factors carefully, in addition to the other information contained in this Report on Form 10-K, before deciding to purchase, sell or hold our securities.

Risks Associated with Ampal

We may be unable to meet our obligations under our debentures, which may adversely affect our business and financial results and could result in liquidation of the Company.

In light of the adverse economic conditions in which our investee companies operate, in January 2012, we proposed to the holders of our debentures to restructure our debentures to postpone all principal payments due thereunder for the next two years, during which we would continue to make the interest payments as scheduled. We have not made the most recent payments of principal on our Series B Debentures and interest on our Series C Debentures (our Series C Debentures interest payment will be made on March 29, 2012 from funds previously deposited with the Series C Debenture trustee for the benefit of the Series C Holders). While we continue to negotiate with the Holders, we cannot guarantee that we will be able to reach an agreement with the Holders or that the Holders will reach an agreement among themselves regarding a proposed restructuring of the Company. As a result, our Series B Holders have chosen to accelerate and set to immediate payment the entire amounts due under our debentures.  If we are unable to reach agreement with the Holders and the acceleration is not rescinded or otherwise stayed, we will not be able to meet our obligations under the Debentures. An inability to reach agreement with our debenture holders, or raise additional capital through new financing, the sale of assets or otherwise, may cause us to take legal actions or other actions that could adversely affect our future operations. The Holders may seek liquidation of the Company under Israeli law or other remedies under other applicable laws.

Our independent auditor’s report expresses doubt about our ability to continue as a going concern.

The report of our independent accounting firm relating to our financial statements as of December 31, 2011 and for the year then ended stated that there was substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to restructure our debt or our ability to obtain additional financing as may be required. There can be no assurance that we will be able to restructure our debt or to obtain additional financing and continue as a going concern.

Presently, the Company does not have sufficient cash and other resources to service its debt and finance its ongoing operations. This fact raises substantial doubts as to the Company's ability to continue as a going concern if the Company does not reach agreement with the debenture holders, obtain additional financing or otherwise raise capital through the sale of assets or otherwise. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. Management is in the process of negotiations with the Holders’ committees to restructure the debt to its Series A, Series B and Series C Debenture Holders, but there is no assurance that the negotiations will succeed.

These consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to restructure its debt or its ability to obtain additional financing as may be required.

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

Israel has been in armed conflict during the past several years with Hamas, an Islamist movement which controls Gaza, and the Hezbollah movement in Lebanon. These conflicts have involved thousands of missile strikes in southern and northern Israel. Additionally, Iran has threatened to attack Israel and is widely believed to be developing nuclear weapons, and the current political situation in Egypt may threaten Egypt’s relationship with Israel and contractual obligations on which EMG is dependent; see “Risk Factors – Risks Associated with EMG’s Business.” In early 2011, riots in Tunisia, Egypt and Libya led to severe political instability in these and other countries in the Middle East. This security situation has had an adverse effect on Israel’s economy, primarily in the relevant geographic areas. This situation in Egypt has had a material adverse effect on our business and financial condition. If such situations in the Middle East persist and/or escalate, the adverse economic effect may deepen and spread to additional areas and may continue to materially adversely affect the Company and its subsidiaries’ business and financial condition.

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

The Company beneficially owns approximately 16.8% of EMG (8.6% of which is held by the Joint Venture, of which Ampal owns 50%), a result of a series of transactions with our controlling shareholder, which was accounted for as transactions between entities under common control. This investment constitutes one of our largest holdings. As a result, changes in the financial condition, business or operations of EMG may impact our ability to receive dividends from EMG, which could adversely affect our operations and financial condition (see “Risk Factors – Risks Associated with EMG's Business"). Additionally, we have a minority interest in EMG, and therefore, do not have the ability to significantly influence or direct the affairs of EMG.

Conditions and changes in the national and global economic and political environments may adversely affect our business and financial results.

Adverse economic conditions in markets in which our investee companies operate can harm our business. Current global financial conditions have been characterized by increased volatility and, primarily during 2008 and 2009, several financial institutions have either gone into bankruptcy or have had to be rescued by governmental authorities. While 2011 has showed signs of recovery in global financial conditions, if economic growth in the United States and other countries stagnate, this may have a negative impact on our liquidity, financial condition and stock price, which may impact the ability of the Company to obtain financing and other sources of funding in the future on terms favorable to the Company, if at all. Additionally, these factors, as well as other related factors, may cause decreases in asset values that are deemed to be other than temporary, which may result in impairment losses. If such increased levels of volatility and market turmoil continue, they may materially adversely affect the Company’s results of operations.

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

We have had losses in four of the past five fiscal years. We will continue to make investments opportunistically and to divest ourselves from certain assets which we believe lack growth potential. However, if we are not able to generate sufficient revenues or if we have insufficient capital resources, we will not be able to implement our business plan of investing in, and growing, companies with strong long-term growth prospects and investors will suffer a loss on their investment. This may result in a change in our business strategies.

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

Because we are a “controlled company,” we are exempt from complying with certain listing standards of the NASDAQ Capital Market (“NASDAQ”).

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

We have not paid a dividend on our Class A Stock other than in 1995. Past decisions not to pay cash dividends on Class A Stock reflected our policy to apply retained earnings, including funds realized from the disposition of holdings, to finance our business activities and to redeem or repay our outstanding debt, including our $237.1 million (as of December 31, 2011) unsecured notes on which principal payments commenced in 2011. The payment of cash dividends in the future will depend upon our operating results, cash flow, working capital requirements and other factors we deem pertinent.

The market price per share of our Class A Stock on NASDAQ and TASE fluctuates and has traded in the past at less than our book value per share.

Stock prices of companies, both domestically and abroad, are subject to fluctuations in trading price. Therefore, as with a company like ours that invests in stocks of other companies, our book value and market price will fluctuate, especially in the short term. As of March 20, 2012, the market price of our Class A Stock on NASDAQ was $0.20 per share. However our shares have in the past traded below book value. You may experience a decline in the value of your investment and you could lose money if you sell your shares at a price lower than the price you paid for them.

Our listing on NASDAQ requires us to satisfy a number of conditions, including a minimum bid price of at least $1.00 per share. We are currently not in compliance with the minimum bid price requirement and intend to take action to regain compliance. We cannot assure you that we will be able to regain compliance with the minimum bid requirement, or continue to meet the other continued listing requirements of NASDAQ in the future. If we are delisted from the NASDAQ, trading in our Class A Stock may be conducted, if available, on the OTC Bulletin Board or another medium. In the event of such delisting, an investor would likely find it significantly more difficult to dispose of, or to obtain accurate quotations as to the value of, our Class A Stock, and our ability to raise future capital through the sale of our Class A Stock could be severely limited.

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

The market value of our notes may decrease.

The rating assigned to our notes has been recently downgraded, and any future downgrade, suspension or withdrawal of the rating could cause the liquidity or market value of the notes to decline significantly and we may experience increased difficulty in raising debt financing in the future.

Threats of terrorism or cyber attacks could affect our business.

As described in this Report on Form 10-K, our investee companies and their assets may be targets of terrorist activities which could disrupt their businesses and in turn, affect our investments, as evidenced by the terrorist attacks on EMG’s pipeline in 2011.  Additionally, we may be subject to cyber attacks, computer viruses or terrorism that may disrupt our operations and could have a material adverse effect on our operations and financial condition.  Our investee companies require the continued operation of sophisticated technology systems and network infrastructure.  Despite their implementation of security measures, their technology systems are vulnerable to disability or failures due to hacking, viruses, acts of war or terrorism or other causes.

Risks Associated with Gadot’s Business

Global Economic Conditions.

The overall demand for chemical products, especially commodity chemicals, is highly dependent on general economic conditions. During 2011, both the prices and demand for chemicals have been volatile. The global manufacturing and economic slowdown negatively influenced demand. A downturn in demand for chemical products may impact the financial condition or performance of Gadot’s chemical products business. Overall, the global economy is improving slowly, but is still fragile and vulnerable.

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

Exchange Rates.

Exchange rate fluctuations between the U.S. dollar and the NIS may negatively affect Gadot’s earnings. A substantial majority of Gadot’s revenues and expenses are denominated in U.S. dollars. However, a significant portion of the expenses associated with Gadot’s Israeli operations, including personnel and facilities related expenses, are incurred in NIS. Consequently, inflation in Israel will have the effect of increasing the U.S. dollar cost of Gadot’s operations in Israel, unless it is offset on a timely basis by a devaluation of the NIS relative to the U.S. dollar. In addition, if the value of the U.S. dollar decreases against the NIS, Gadot’s earnings may be negatively impacted. In 2011, the U.S. dollar appreciated against the NIS by 7.7% and inflation increased by 2.2%. We cannot predict any future trends in the rate of inflation in Israel or the rate of devaluation or appreciation of the NIS against the U.S. dollar or of the U.S. dollar against the NIS. If the U.S. dollar cost of Gadot’s operations in Israel decreases and if the current trend of appreciation of the U.S. dollar against the NIS continues, Gadot’s dollar-measured results of operations will be positively affected. In addition, exchange rate fluctuations in countries other than Israel where Gadot operates and does business may also positively affect its earnings.

Interest Rate Fluctuations.

Gadot’s operations are funded mostly through short-term and long-term bank debt, which causes an exposure to interest rate fluctuations.

Ecological Concerns and Licensing Requirements.

Some of Gadot’s products are characterized by high risk to those who might be exposed to them in the course of their handling and shipping.  Some of the products may also potentially cause ecological damage and pollution, if not handled properly. The clean-up and correction of such damage could cause Gadot to incur high costs.

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

EMG is an Egyptian company. A substantial portion of its assets and operations are located in Egypt and all of its gas purchases are from EGAS, the Egyptian National Gas Company. As a result, EMG's business, financial condition and results of operations have been and still are affected by economic and political developments in or affecting Egypt. In early 2011, riots in Tunisia and Egypt led to severe political instability in these and other countries in the Middle East. Recently, the President of Egypt resigned from his position and the Egyptian administration is currently operated through a transition administration. Results of the national elections in Egypt indicate that the "Muslim Brothers" party and other Islamic parties will become major political players in Egypt, and their attitude towards Israel and Israeli-related businesses might not be positive. There can be no assurance that Egypt will not experience negative effects in its economy, such as increased inflation, changes in government policy or changes in the form or nature of government itself, any of which could adversely affect EMG's business, results of operations and financial condition.  The Egyptian government continues to exercise a significant influence over many aspects of the Egyptian economy. In addition, political instability may result from events in the region and from factors such as government intervention in decision making, civil unrest, and activities of religious militants or extremism.  Maintenance of domestic order and stability in the face of extremism has been a major policy objective of the Egyptian government. However, there can be no assurance that instability or disruptions of domestic order will not reoccur in the future.  In addition, events that might occur outside of Egypt, such as violence, hostilities or armed conflict as part of or in connection with the Israeli-Palestinian conflict, or violence, hostilities or armed conflict between Israel and Iran and other regional Arab countries, could have an adverse impact on EMG.  If any of these events occurs, this could cause economic and/or political instability in Egypt, which could adversely affect EMG.

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

The operation of EMG’s pipeline facilities and the delivery of gas involve many risks—operating risk, availability risk, technology risk and the risk of events beyond EMG's control.

The operation of EMG's pipeline facilities and the delivery of gas to customers involves many risks, including, without limitation, the breakdown or failure of equipment or processes, operator errors, labor disputes, delays in obtaining or renewing or inability to obtain or renew permits, approvals or licenses, violation of permit requirements, shortages of equipment or spare parts, delays in transporting such equipment or spare parts to the pipeline facilities, or catastrophic events such as fires, earthquakes, explosions or terrorist attacks. Since February 5, 2011, EMG and its clients suffered several interruptions in supply due to various explosions in EMG's supplier's pipeline and facilities. The occurrence of any of these events could significantly reduce or entirely prevent the delivery of gas or adversely impact the quality of gas delivered and subject to existing insurance arrangements, could adversely impact EMG's revenues and could lead to termination of one or more of its gas supply contracts. The occurrence of any of these events could significantly reduce EMG's revenues, which, in turn, would have a material adverse effect on its value and on its ability to distribute dividends to us.

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

EMG's stand as a natural gas supplier in Israel is based on EMG's long-term contract with the Egyptian government for the purchase of natural gas from Egypt for the resale into the Israeli market through its pipeline system between El-Arish and Ashkelon, and EMG's long-term contracts with several Israeli gas consumers, including Israel's Electric Company.  EMG's ability to purchase gas from Egypt was enabled by the peace treaty between Israel and Egypt, and EMG depends on the gas supply from the Egyptian government owned supplier and on the Egyptian government itself.  The political situation in Egypt is uncertain at this point, which, among other things, means that it is unclear whether the Egyptian government will honor its treaty obligations, in a manner that affects EMG's business.

Investigations in Egypt could adversely affect EMG.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Finance

We lease our executive offices at 555 Madison Avenue in New York City. The lease is for a period of three years which commenced on January 1, 2010. The annual rent of this lease is $145,377.

We also lease offices located at 10 Abba Eben Street, Herzliya, Israel. The lease is for a period of 10 years which commenced on January 24, 2007. The annual rent for this lease is $436,391. We sublease part of these offices for an annual sublease rent of $324,149.

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

As of December 31, 2011, Gadot owned two vessels with an aggregate loading capability of 26,500 tons.  Gadot leases seven vessels, with an aggregate loading capability of approximately 84,712 tons.  The lease period for two of the vessels shall expire around mid-2012, and the lease period for another three of the vessels shall expire at the end of 2013.  The lease period for another two vessels shall expire at the beginning of 2015 with an option to purchase.  The aggregate lease fees for the seven leased vessels in 2011 amounted to $25.0 million. In 2012, the lease payments are expected to amount to approximately $23.7 million.

Gadot has contracted a shipyard for the construction of four additional vessels built with a loading capability of 17,500 tons each, in exchange for consideration of approximately $27 million per vessel. These vessels were to be delivered during 2011 and 2013. Gadot has cancelled these contracts, but in connection with such contracts, is asserting a refund of certain deposits, which refunds are being disputed by the builder. (Please see “Item 1. Business - Gadot” and “Item 3. Legal Proceedings.”)

Leisure-Time

Kfar Saba occupies an approximately 30,000 square meter lot in the town of Kfar Saba, Israel, which is leased for five consecutive ten-year periods, at the end of which the land returns to the lessor. The lease expires on July 14, 2038, and lease payments in 2011 totaled $250,311.

Other properties of the Company are discussed elsewhere in this Report. See “Item 1 - Business.”

ITEM 3.	LEGAL PROCEEDINGS

1.
Gadot has received third party notices in a number of lawsuits regarding pollution of the Kishon River in Israel. These lawsuits have been filed by various claimants who claim harm by the polluted water of the river, including soldiers from various units in the Israeli Defense Forces who trained in the river, fishermen who fished in the river, the Haifa rowing club and industrial companies that use the river. Some of the lawsuits are claims for monetary damages and some are for injunctions against further pollution of the river. The monetary claims are mostly unlimited in amount and one of them is for approximately $6 million. Therefore, the Company cannot currently estimate the range of possible loss. Gadot denies liability in all of these claims and has filed statements of defense for each claim. Part of Gadot’s storage tank facility is leased from the Haifa port authority. In 2001 the port authority requested that Gadot participate in an offer to find a consultant to examine ground contamination in the area surrounding the facility. Gadot responded, denying the existence of ground contamination and, in any case, that it is the source of such contamination. Gadot believes that if there is contamination, its source is the contaminated waters of the Kishon River or the Mediterranean Sea.

2.
Gadot had contracted a shipyard for the construction of four additional vessels built with a loading capability of 16,600 tons each, in exchange for consideration of approximately $27 million per vessel. Construction on the first vessel commenced at the end of December 2010 but the vessel has not been delivered yet. Due to the fact that the delivery of all vessels was not completed on the contractual delivery dates and such construction was delayed beyond the permitted grace period, Gadot has cancelled all shipbuilding contracts (in accordance with the terms of the contract) and has demanded the refund of all amounts paid to the builder on account of the purchase price of the vessels plus interest at the agreed annual rate of 6% pursuant to the terms of the contracts. These amounts are secured by refund guarantees issued by the Bank of China Ltd. The builder has disputed the cancellation of the contracts and has referred the matter to LMAA arbitration in London (in accordance with the terms of the contracts). In such cases the obligation of the Bank of China to make payments under its guarantees is suspended pending the arbitration award or judgment on appeal. Both parties have filed LMAA Questionnaires and Gadot has filed Requests for Further Information which still remain unanswered. The next step is to set dates for hearings. Following an application by Gadot to set hearing dates, the arbitration tribunal has decided that the hearing dates will be November 5-17, 2012.

ITEM 4.          MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

LISTING OF OUR CLASS A STOCK

On August 11, 2011, the Company received a letter from the NASDAQ Listing Qualifications Staff at the NASDAQ Stock Market informing the Company that it no longer met the minimum bid price per share requirement of the NASDAQ Global Market because the Company’s common stock had closed below the minimum $1.00 per share requirement for 30 consecutive business days.  The Company submitted its application to transfer the listing of its shares to the NASDAQ Capital Market on February 9, 2012 in response to this letter. Upon the transfer to the NASDAQ Capital Market, the Company became eligible for an additional 180-calendar day period, or until August 6, 2012, to regain compliance with the bid price requirement. NASDAQ's approval to transfer to the NASDAQ Capital Market was conditioned upon the Company agreeing to effect a reverse stock split during the additional 180-calendar day period.

PRICE RANGE OF CLASS A STOCK

Ampal’s Class A Stock is currently listed on the NASDAQ Capital Market under the symbol “AMPL.” The following table sets forth the high and low bid prices (in $U.S. dollars) for the Class A Stock, by quarterly period for the fiscal years 2010 and 2011, as reported by the NASDAQ Global Market and representing inter-dealer quotations which do not include retail markups, markdowns or commissions for each period, and each calendar quarter during the periods indicated. Such prices do not necessarily represent actual transactions.

	High	Low
2010:
Fourth Quarter	2.65	1.63
Third Quarter	2.19	1.42
Second Quarter	2.80	1.39
First Quarter	3.06	2.56

2011:
Fourth Quarter	0.68	0.26
Third Quarter	0.97	0.30
Second Quarter	1.99	0.87
First Quarter	2.70	1.73

As of March 20, 2012, there were approximately 1,221 record holders of Class A Stock.

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

For equity compensation plan information required by Item 201(d) of Regulation S-K, please see “Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” below.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated statement of operations data for the years ended December 31, 2009, 2010 and 2011 and consolidated balance sheet data as of December 31, 2010 and 2011 have been derived from our audited consolidated financial statements included in this Report. The selected consolidated statement of operations data for the year ended December 31, 2007 and the selected consolidated balance sheet data as of December 31, 2007 and 2008 have been derived from our unaudited consolidated financial statements not included herein.

This data should be read in conjunction with our consolidated financial statements and related notes included herein and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal year ended December 31,
	2011	2010	2009(1)	2008(1)	2007

	(U.S. dollars in thousands, except per share data)

Revenues	$575,339	$504,962	$425,756	$562,495	$37,797

Net loss from continuing operations attributable to Ampal's shareholders	(129,387)	(64,645)	(19,481)	(15,866)	(13,578)
Income from discontinued operations, net of tax	34,066	19,903	--	--	21,344
Net income (loss) attributable to Ampal's shareholders	$(95,321)	$(44,742)	(19,481)	$(15,866)	$7,766

Basic and diluted EPS(1) :
Loss from continuing operations	$(2.30)	$(1.15)	$(0.35)	$(0.27)	$(0.26)
Income from discontinued operations, net of tax	$0.61	$0.35	$--	$--	$0.42
	(1.69)	(0.80)	(0.35)	(0.27)	0.16

Total assets	$846,609	$1,397,675	$960,041	$997,438	$401,683

Notes, loans and debentures payable	$674,380	$796,978	$728,734	$596,456	$104,163

(1)	Retroactively adjusted to reflect acquisition under common control.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For those subsidiaries and affiliates whose functional currency is considered to be a currency other than the U.S. dollar, assets and liabilities are translated at the rate of exchange at the end of the reporting period and revenues and expenses are translated at the average rates of exchange during the reporting period. Translation differences of those foreign companies’ financial statements are included in the cumulative translation adjustment account (reflected in accumulated other comprehensive loss) of shareholders’ equity. Should the exchange rate of those other currencies change against the U.S. dollar, cumulative translation adjustments are likely to be effected in the shareholders’ equity. As of December 31, 2011, the accumulated effect on shareholders’ equity was a decrease of approximately $11.9 million. Upon the disposition of an investment, the related cumulative translation adjustment balance will be recognized in determining gains or losses.

CRITICAL ACCOUNTING POLICIES

The preparation of Ampal’s consolidated financial statements is in conformity with generally accepted accounting principles in the United States ("U.S. GAAP"), which requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. Actual results may differ from these estimates. To facilitate the understanding of Ampal’s business activities, described below are certain Ampal accounting policies that play a major role in the portrayal of its financial condition and results of operations and that require management’s subjective judgments. Ampal bases its judgments on its experience and various other assumptions that it believes to be reasonable under the circumstances. Please refer to Note 1 to Ampal’s consolidated financial statements included in this Report on Form 10-K for the fiscal year ended December 31, 2011 for a summary of all of Ampal’s significant accounting policies.

Going Concern

Presently, the Company does not have sufficient cash and other resources to service its debt and finance its ongoing operations. This fact raises substantial doubts as to the Company's ability to continue as a going concern if the Company does not reach agreement with the debenture holders, obtain additional financing or otherwise raise capital through the sale of assets or otherwise. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. Management is in the process of negotiations with the debenture holders’ committees to restructure the debt to its Series A, Series B and Series C debenture holders (collectively, the "Holders"), but there is no assurance that the negotiations will succeed.

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

    We evaluate the recoverability and measure the possible impairment of goodwill based on fair value calculations. The impairment test is a two-step process that begins with the estimation of the fair value of the reporting unit. We estimate the fair value of our goodwill in Gadot by discounting the expected cash flows. Our goodwill is allocated to the chemical operating unit. The first step screens for potential impairment, and the second step measures the amount of the impairment, if any. As part of the first step to assess potential impairment, we compare our estimate of fair value for this operating unit to its book value. If the book value of the operating unit is greater than the estimate of its fair value, we would then proceed to the second step to measure the impairment, if any. The second step measures the amount of impairment by comparing the implied fair value of goodwill with its carrying value. As of December 31, 2011, the first step process resulted in no potential impairment; accordingly, we did not need to perform the second step measures.

    We have selected December 31 as the date on which to perform our annual impairment test for goodwill.

Investment in East Mediterranean Gas Company, S.A.E. (“EMG”) and other cost basis investments

The Company accounts for its 16.8% equity interest (includes 8.6% held by the Joint Venture) in EMG and a number of other investments on the basis of the cost method. EMG, which is one of the Company’s most significant holdings as of December 31, 2011, was acquired by Ampal and by a joint venture in which Ampal is a party in a series of transactions from Merhav (M.N.F.) Ltd. (“Merhav”), which is an entity controlled by one of the members of the Company’s controlling shareholder group. As a result, the transactions were accounted for as transfers of assets between entities under common control, which resulted in Merhav transferring the investment in EMG at carrying value. Due to the nature of Merhav’s operations, this entity would be treated as an investment company under U.S. GAAP, and as such, the carrying value of the investment in EMG would equal fair value. As a result, the 16.8% investment in EMG was transferred at carrying value, which equals fair value. Application of the cost basis method requires the Company to periodically review these investments in order to determine whether to maintain the current carrying value or to write down some or all of the investment. We estimate the fair value of our investments, principally in EMG, by discounting the expected cash flows of the underlying entity to determine the fair value of the entity and our share of that value based on our ownership interest. While the Company uses some objective measurements in its review, such as the portfolio company’s liquidity, achievement of milestones set forth in its business plan or projections and seeks to obtain relevant information from the company under review, the review process involves a number of judgments on the part of the Company’s management. These judgments include assessments of the likelihood of the company under review to obtain additional financing, to achieve future milestones, make sales and to compete effectively in its markets. In making these judgments the Company must also attempt to anticipate trends in the particular company’s industry, in the general economy, prices assumptions for uncontracted gas based on future demand for gas in Israel and supply alternatives. The Company must also anticipate the political and security situation in Egypt after the resignation of the President of Egypt and the results of the election of the Egyptian Parliament and their effects on EMG's business. The projections are based on the assumption that EMG will gradually increase its gas supply up to the contracted 7 BCM per annum and that its gross profit during the coming years will improve correspondingly. The Company considered a possible tax liability for EMG in Egypt and as a result possible tax credits may be available to the Company in the United States. There can be no guarantee that the Company will be accurate in its assessments and judgments. To the extent that the Company is not correct in its conclusion it may decide to write down all or part of the particular investment. The principal factors affecting valuation are the prices, quantity, delivery dates and reliability of the gas, as well as the discount rate. In determining the carrying value as of December 31, 2011 and in light of the current events in Egypt, the Company addressed the risk in a combined approach through the discount rate and reduced cash flow scenarios. The Company considered possible scenarios, including reductions from the contracted amounts in the quantity of gas to be delivered, reductions in the gross margins under EMG’s gas purchase and sale agreements, future interruptions in gas supply due to possible future attacks on the Egyptian gas infrastructure in Sinai and applied an average discount rate of 11.5% (based on the rate of 8% for the international CAPM and the impact of a project execution risk premium in the rate of 3.5%). The impact of 0.5% in the average discount rate will result in a change of $75 million in EMG's valuation. In the Company’s management’s judgment these assumptions and the adjustments based on these assumptions are reasonable. Any change in the assumptions or adverse change in any of these factors could result in a reduction of EMG's expected cash flow, in additional material reduction in the value of EMG and additional reduction in the carrying value amount of the asset on the Company's balance sheet.  The Company will continue to evaluate developments with regard to EMG and will make determinations each fiscal period as to whether an impairment charge is appropriate.

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

Long-Lived Assets

On January 1, 2002, Ampal adopted ASC 360-10, which requires that long-lived assets, to be held and used by an entity, be reviewed for impairment and, if necessary, written down to the estimated fair values, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through undiscounted future cash flows. During the fiscal year ended December 31, 2011, the Company wrote off $4.8 million from the Long-Lived Assets in the chemical segment.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our current tax expense on book income as adjusted for permanent and temporary differences resulting from differing treatment of items for tax and financial accounting purposes. The temporary differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not "more-likely-than-not," we must establish a valuation allowance. To the extent we establish (or release) a valuation allowance or increase (or decrease) this allowance in a financial accounting period, we must include an income tax expense (or benefit) within the tax provision in the statement of operations. A partial valuation allowance is currently set against certain tax assets because management believes it is more likely than not that some of these deferred tax assets will not be realized through the generation of future taxable income. We have not provided a full valuation allowance against our deferred tax assets due to a strategy that provides us the opportunity to sell certain appreciated investments and which is projected to provide adequate U.S. taxable income against which we expect to be able to offset with our net operating loss carryover.  We have the intent and ability to sell such appreciated investments prior to the expiration of the net operating loss and thus we expect to realize the related deferred tax assets.

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

We also account for uncertain tax positions in accordance with ASC 740-10 (formerly FIN 48). The application of income tax law is inherently complex. As such, we are required to make many assumptions and judgments regarding our income tax positions and the likelihood of such tax positions being upheld if challenged by applicable tax authorities. Interpretations and guidance surrounding income tax laws and regulations change over time. As such, changes in our assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update (“ASU”) 2011-12 – update to ASU 2011-05

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-12 ("ASU 2011-12") which amended the comprehensive income presentation guidance. The adjustments in this Update supersede changes to those paragraphs in Update No. 2011-05 ("ASU 2011-05") that pertain to how, when and where reclassification adjustments are presented. Entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. The amendments are effective for public entities for annual and interim reporting periods beginning after December 15, 2011. The Company will adopt this amendment on January 1, 2012. The adoption will change the way the Company presents comprehensive income as under current guidance, the Company presents comprehensive income within the statement of changes in equity in annual periods, and within the footnotes to the financial statements in interim periods.

ASU 2011-11

In December 2011, the FASB issued ASU No. 2011-11 ("ASU 2011-11") which amended the disclosure information requirements regarding offsetting (netting) assets and liabilities. The amendment enhances disclosures regarding financial instruments and derivative instruments that are either (1) offset in accordance with GAAP or (2) subject to an enforceable master netting arrangement. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. The amendments in ASU 2011-11 are effective for annual and interim reporting periods beginning after January 1, 2013. According to ASU 2011-11 the entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company does not expect ASU 2011-11, which relates to disclosure matters only, to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

ASU 2011-08

In September 2011, the FASB issued ASU No. 2011-08 ("ASU 2011-08") which amended the guidance for goodwill impairment testing. The amendment provides entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If, on the basis of qualitative factors, it is not more likely than not that the fair value of the reporting unit is less than the carrying amount, further testing of goodwill for impairment would not be required. The amendment also removes the carry forward option of the reporting unit fair value from one year to the next. The amendment is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011. Early adoption is permitted.

ASU 2011-05

In June 2011, the FASB issued ASU No. 2011-05 ("ASU 2011-05") which amended the comprehensive income presentation guidance. The amendment requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. The guidance is effective for interim and annual periods beginning after December 15, 2011.

ASU 2011-04

In May 2011, the FASB issued ASU No. 2011-04 ("ASU 2011-04") for Fair Value Measurements and Disclosures (Topic 820). The amendment clarifies the existing guidance and adds new disclosure requirements. The guidance is effective for interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the potential impact of ASU 2011-04 on its financial statements.

RESULTS OF OPERATIONS

Fiscal year ended December 31, 2011 compared to fiscal year ended December 31, 2010:

General

The Company recorded a consolidated net loss of $95.3 million for the fiscal year ended December 31, 2011, as compared to a net loss of $44.7 million for the same period in 2010. The increase in losses in 2011 is primarily attributable to the impairment of the investment in EMG and increase in income tax expenses (resulting from decrease in deferred income taxes) in the amount of $100.9 million and $14.1 million, respectively, offset by a $28.9 million capital gain that was recorded from the sale of 012 Smile Telecom Ltd. (“012 Smile”) and translation gain in the amount of $21.7 million.

In the fiscal year ended December 31, 2011, the Company recorded $540.4 million of Chemical income, as compared to $496.6 million of Chemical income in the corresponding period in 2010. The increase in revenue is mainly attributed to price increase and volume growth, as well as the contribution to revenues from a new business which was acquired toward the end of 2010.

In the fiscal year ended December 31, 2011, the Company recorded $59.0 million of general and administrative expense, as compared to $59.6 million of general and administrative expense in the corresponding period in 2010.

In the fiscal year ended December 31, 2011, the Company recorded $21.7 million of net loss attributable to noncontrolling interests, as compared to $6.6 million in the corresponding period in 2010. The loss in 2011 is mainly attributable to the impairment of the investment in EMG, offset by translation gain in the notes issued to the partners in Merhav Ampal Energy Holdings, LP, an Israeli limited partnership (the "Joint Venture"), resulting from the devaluation of the New Israeli Shekel (“NIS”) compared to the U.S. dollar.

In the fiscal year ended December 31, 2011, the Company recorded $43.6 million in interest expense, as compared to $44.2 million in interest expense for the corresponding period in 2010.

In the fiscal year ended December 31, 2011, the Company recorded a $21.7 million currency exchange gain, as compared to a $20.2 million currency exchange loss for the corresponding period in 2010. The translation gain in 2011 is related to a change in the valuation of the NIS as compared to the U.S. dollar, which decreased 7.7% in 2011, as compared to a increase of 6.0% for the corresponding period in 2010.

Result of Operations Analyzed by Segments

	2011	2010
	(U.S. dollars in thousands)
Revenues:
Chemicals	$540,426	$496,551
Finance	31,978	5,431
Leisure-Time	2,935	2,980
	575,339	504,962

In the fiscal year ended December 31, 2011, the Company recorded $575.3 million in revenue, which was comprised of $540.4 million in the Chemicals segment, $32.0 million in the Finance segment and $2.9 million in the Leisure-Time segment, as compared to $505.0 million in revenue for the same period in 2010, which was comprised of $496.6 million in the Chemicals segment, $5.4 million in the Finance segment and $3.0 million in the Leisure-Time segment.

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

The increases in the Finance segment revenue is primarily related to the translation gain.

	2011	2010
	(U.S. dollars in thousands)
Expenses:
Chemicals	$551,111	$507,174
Finance	55,881	73,366
Energy	100,923	--
Leisure-Time	2,769	2,745
	$710,684	$583,285

In the fiscal year ended December 31, 2011, the Company recorded $710.7 million in expenses, which was comprised of $551.1 million in the Chemicals segment, $55.9 million in the Finance segment, $100.9 million in the Energy segment and $2.8 million in the Leisure-Time segment, as compared to $583.3 million in expenses for the same period in 2010, which was comprised of $507.2 million in the Chemicals segment, $73.4 million in the Finance segment and $2.7 million in the Leisure-Time segment. The increase in the expenses of the Energy segment is primarily attributable to the impairment of the investment in EMG in the amount of $100.9 million.

        All expenses in the Chemicals segment are attributed to Gadot. Gadot's expenses in the year ended December 31, 2011 increased by 8.5% as compared to the expenses in the year ended December 31, 2010. This increase is mainly attributed to an impairment of property, plant and equipment in the amount of $4.5 million, acquisition of new subsidiaries and to the increase in chemical commodity pricing being a derivative of the crude oil pricing. During 2011 the price of crude oil increased, which led to a moderate increase in chemical commodity prices.

Fiscal year ended December 31, 2010 compared to fiscal year ended December 31, 2009:

General

The Company recorded a consolidated net loss of $44.7 million for the fiscal year ended December 31, 2010, as compared to a net loss of $19.5 million for the same period in 2009. The increase in losses in 2010 is primarily attributable to the interest expenses resulting from the loans obtained for the financing of the purchase of 012 Smile's, ADPO’s and Agro’s business, depreciation of the intangible assets and the translation loss.

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

In the fiscal year ended December 31, 2010, the Company recorded $0.9 million of net realized gain on investments, compared to $0.9 million of net realized gain in the same period in 2009. The net gain recorded in 2010 was primarily attributable to the sale of Hod Hasharon Limited Partnership ($0.5 million gain) and the sale of certain assets by FIMI Opportunity Fund L.P ($0.4 million gain).

Result of Operations Analyzed by Segments

	2010	2009
	(U.S. dollars in thousands)
Revenues:
Chemicals	$496,551	$414,468
Finance	5,431	8,588
Leisure-Time	2,980	2,700
	504,962	425,756
Equity in earnings of affiliates	(932)	(1,214)
Total	$504,030	$424,542

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

	2010	2009
	(U.S. dollars in thousands)
Expenses:
Chemicals	$507,174	$415,749
Finance	73,366	37,778
Leisure-Time	2,745	2,538
	$583,285	$456,065
Equity in earnings of affiliates	(932)	(1,214)
Total	582,353	454,851

In the fiscal year ended December 31, 2010, the Company recorded $583.3 million in expenses, which was comprised of $507.2 million in the Chemicals segment, $73.4 million in the Finance segment and $2.7 million in the Leisure-Time segment, as compared to $456.1 million in expenses for the same period in 2009, which was comprised of $415.7 million in the Chemicals segment, $37.8 million in the Finance segment and $2.5 million in the Leisure-Time segment. The increase in the expenses at the finance segment is primarily attributable to the increase in interest expenses and translation expenses.

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

SELECTED QUARTERLY FINANCIAL DATA

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(U.S. dollars in thousands, except per share data)
	Unaudited
Fiscal Year Ended December 31, 2011
Revenues	$136,553	$142,687	$165,411	$130,688
Net interest expense	9,279	12,044	8,863	9,869
Net loss from continuing operations attributable to Ampal's shareholders	(16,820)	(39,343)	(20,234)	(52,990)
Net income from discontinued operations	34,066	--	--	--
Basic and diluted EPS:
Loss from continuing operations per share of Class A Stock	(0.30)	(0.70)	(0.36)	(0.94)
Earnings from discontinued operations per share of Class A Stock	0.61	--	--	--

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(U.S. dollars in thousands, except per share data)
	Unaudited
Fiscal Year Ended December 31, 2010
Revenues	$119,884	$120,228	$125,609	$138,309
Net interest expense	5,965	11,231	12,774	13,338
Net loss from continuing operations attributable to Ampal's shareholders	(9,289)	(5,147)	(24,901)	(25,308)
Net income from discontinued operations	2,159	630	774	16,340
Basic and diluted EPS:
Loss from continuing operations per share of Class A Stock	(0.17)	(0.09)	(0.44)	(0.45)
Earnings from discontinued operations per share of Class A Stock	0.04	0.01	0.01	0.29

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

On December 31, 2011, cash, cash equivalents and marketable securities were $54.5 million, as compared with $34.2 million in 2010. The increase is mainly attributable to the sale of 012 Smile's shares.

As of December 31, 2011, the Company had $0.2 million of marketable securities as compared to $0.9 million in 2010.

Presently, the Company does not have sufficient cash and other resources to service its debt and finance its ongoing operations. This fact  raises substantial doubts as to the Company's ability to continue as a going concern if the Company does not reach agreement with the debenture holders, obtain additional financing or otherwise raise capital through the sale of assets or otherwise. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. Management is in the process of negotiations with the Holders’ committees to restructure the debt to its Series A, Series B and Series C Debenture Holders, but there is no assurance that the negotiations will succeed.

Cash flows from operating activities

Net cash used in operating activities totaled approximately $50.8 million for the fiscal year ended December 31, 2011, as compared to approximately $23.2 million used in operating activities in 2010. The increase in cash flows used in operating activities is mainly attributed to the increase in interest expenses and the decrease in working capital during the year ended 2011.

Cash flows from investing activities

Net cash provided by investing activities totaled approximately $19.0 million for the fiscal year ended December 31, 2011, as compared to approximately $50.1 million used in investing activities in 2010.  The increase in cash used in investing activities is primarily attributable to the acquisitions of ADPO Ghent N.V.'s (“ADPO”) and Merhav Agro Ltd.'s business which made in 2010.

Cash flows from financing activities

Net cash used in financing activities was approximately $100.4 million for the fiscal year ended December 31, 2011, as compared to approximately $134.5 million of net cash provided by financing activities in 2010. The increase in cash used in financing activities is primarily attributable to issuance of Series C debentures during 2010 and the partial repayment to the Series A debenture holders during 2011.

Investments

On December 31, 2011, the aggregate fair value of trading and available-for-sale securities was approximately $0.2 million, as compared to $0.9 million on December 31, 2010.

a)
On November 17, 2011, Gadot, through its subsidiary, completed the purchase of 65% of the outstanding share capital of Agrinet Central Europe Ltd ("ACE"), an Israeli company which operates mainly in Eastern Europe in the agriculture field, for a purchase price of $ 2.67 million. Pursuant to the purchase agreement, Gadot was granted with a call option and the seller was granted with a put option for the remaining shares of ACE. Gadot granted the seller an irrevocable option to purchase one of ACE’s real estate properties in exchange consideration of $70,000 and certain priority in the distribution of dividends by Gadot, as described in the agreement. Part of the purchase price was financed by Gadot’s own resources and the remainder by taking a long-term loan to a third party.

b)
On March 3, 2011, MAG completed its sale of all of the outstanding shares of 012 Smile, a wholly owned subsidiary of MAG, to Partner Communications Company Ltd. ("Partner"), in accordance with the Share Purchase Agreement between MAG, 012 Smile and Partner, signed on October 13, 2010 (the “012 Sale”). Accordingly, 012 Smile has been reported as discontinued operations since December 31, 2010.

c)	In 2010 the Company made the following investments:

1.  On July 1, 2010, Gadot entered into an assignment and assumption agreement (the “Assignment Agreement”) with its wholly owned subsidiary Gadot Sales and Distribution Ltd. (“Gadot Sales”), whereby Gadot assigned to Gadot Sales all of its rights and obligations under the previously disclosed stock purchase agreement with Mr. Yosef A. Maiman, the Chairman, President and CEO of the Company, to purchase all of the issued share capital (the “Shares”) of Merhav Agro Ltd. (“Agro”).  Pursuant to the terms of the stock purchase agreement, Mr. Maiman was given notice of the assignment.  The acquisition closed on July 1, 2010, and Gadot Sales purchased the Shares from Mr. Maiman for a purchase price of NIS 108 million (approximately $28.7 million), subject to certain post-closing working capital adjustments and adjustments for changes in Agro’s indebtedness between signing and closing. To fund the purchase price, Gadot Sales obtained a short-term credit facility in the aggregate principal amount of NIS 108 million (approximately $28.7 million) from Israel Discount Bank Ltd.  Gadot Sales intends to replace part of the short-term credit facility with long-term financing from Israeli banks.

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

Debt

Notes issued to institutional investors in Israel, the note issued to MAG and other loans payable pursuant to bank borrowings are either in U.S. dollars, linked to the Consumer Price Index (the “CPI”) in Israel or in unlinked NIS, with interest rates varying depending upon their linkage provision and mature between 2009 and 2019.

The Company finances its general operations and other financial commitments through bank loans and institutional lenders. As of December 31, 2011, the outstanding indebtedness under these loans totaled $433.3 million and the loans mature between 2012 and 2019.

Debentures

	Series A Debentures		Series B Debentures		Series C Debentures
	par value in NIS in thousands	U.S. Dollars in thousands	par value in NIS in thousands	U.S. Dollars in thousands	par value in NIS in thousands	U.S. Dollars in thousands
Date of issuance	November 20, 2006		April 29, 2008		September 13, 2010
Linkage	Israeli CPI		Israeli CPI		Israeli CPI
Interest	5.75%		6.60%		6.95% + 1%*
Maturity date	November 2015		January 2016		September 2019
Issuance	250,000	57,978	577,823	166,856	170,000	45,093
Purchased	30,733	8,730	115,431	33,165	7,084	2,193
Paid (net)	43,853	13,743	--	--	--	--
Balance as of December 31, 2011	175,414	53,602	462,392	136,913	162,916	44,205
Deposits held by trustees		--		5,067		9,473

* See the description.

On September 13, 2010, Ampal completed a public offering in Israel of NIS 170.0 million (approximately $45.0 million) aggregate principal amount of its Series C debentures, due in 2019. The debentures are linked to the CPI and carry an annual interest rate of 6.95%. The Series C debentures rank pari passu with Ampal’s unsecured indebtedness. The debentures will be repaid in six equal annual installments commencing on September 7, 2014, and the interest will be paid semi-annually. As of December 31, 2011, the outstanding debt under the debentures amounts to $44.2 million. Ampal deposited an amount equal to $12.5 million with Ziv Haft Trust Company Ltd. in accordance with a trust agreement dated August 31, 2010, to secure the first four years worth of payments of interest on the debentures. As of December 31, 2011, the outstanding amount of the deposit was $9.5 million. The debt offering was made solely to certain non-U.S. institutional investors in accordance with Regulation S under the U.S. Securities Act of 1933, as amended. The debentures have not been and will not be registered under the U.S. securities laws, or any state securities laws, and may not be offered or sold in the United States or to United States persons without registration unless an exemption from such registration is available.

On March 3, 2011, Midroog Ltd. (an affiliate of Moody's Investors Service) ("Midroog") had downgraded Ampal's Series A, Series B and Series C Debentures' (the "Debentures") ratings by one notch, to BAA1 from A3 with a negative outlook. The Debentures remain on Midroog's "Watchlist”.

On May 26, 2011, Midroog downgraded the Debentures' ratings by two notches, to BAA3 from BAA1 with a negative outlook. The Debentures were removed from Midroog's "Watchlist”.

On August 10, 2011, Midroog downgraded the Debentures' ratings by three notches, to BA3 from BAA3 with a negative outlook.

On December 22, 2011, Midroog downgraded the Debentures’ ratings by three notches, to B3 from BA3 with a negative outlook.

On March 15, 2012, Midroog downgraded the Debentures’ ratings by three notches, to Caa3 from B3 with a negative outlook.

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

On April 27, 2011 and May 8, 2011, Ampal announced that Ampal’s Board of Directors approved a repurchase program of the Debentures that are traded on the Tel Aviv Stock Exchange (“TASE”). Under the program, Ampal is authorized to repurchase the Debentures in a total amount not in excess of the NIS equivalent of $30 million. The repurchases may be made in transactions in TASE or outside TASE, in block trades or otherwise. During the year ended December 31, 2011, the Company repurchased 10,619,296 Series A Debentures, 38,778,155 Series B Debentures and 7,084,437 Series C Debentures for an aggregate amount of $12.1 million. The Company recorded a gain of $5.8 million due to the repurchase of the debentures.

The program was suspended at the Board of Directors' discretion at the beginning of 2012.

        Debentures Restructuring

On January 1, 2012, the Company held a meeting with the Holders where the Company proposed to restructure (the “Proposal”) the Debentures to postpone all principal payments due thereunder for the next two years, while continuing to make the interest payments as scheduled. Under the Proposal, the principal amount of the Debentures would not be reduced, and after the two-year period the principal payment schedule for the Debentures would return to the original terms.  The Company requested that the Holders appoint a delegation (a committee of representatives) of Holders to discuss the Proposal.

On January 18, 2012, the Company announced that two separate Holders’ committees had been formed: one to represent the Series A and Series C Debenture holders and the other to represent the Series B Debenture holders (the “B Holders”).

On January 22, 2012, the Company announced that its Board of Directors decided to postpone making the principal payments currently coming due on the Debentures, but to continue making interest payments as scheduled. In accordance with the decision, on January 31, 2012, the Company made an interest payment on the Series B Debentures (the “Series B Debentures”) to the B Holders on the scheduled payment date, and the Company did not request the return of the Company's funds held by the trustee for the B Holders.

On February 2, 2012, in connection with negotiations regarding the restructuring of the Company’s debentures, the Company provided an undertaking (the “A and C Undertaking”) to the holders (collectively, the “A and C Holders”) of the Company’s Series A and Series C Debentures (collectively, the “A and C Series Debentures”), the joint representatives of the Holders (collectively, the “A and C Debenture Representatives”) and the A and C Series Debentures' trustees (collectively, the “Trustees,” and together with the A and C Holders and the A and C Debenture Representatives, collectively, the “A and C Debenture Parties”).  Through the A and C Undertaking, the Company agreed to certain restrictions on its operations. The A and C Undertaking will remain in effect until the earlier of: (i) an agreement is reached with the Company’s Series A, Series B and Series C debenture holders; (ii) seven days after the Company notifies the Trustees that negotiations have ceased; (iii) upon the notification by any of the A and C Debenture Parties to the Company that negotiations have ceased; (iv) upon the initiation of legal proceedings by any of the A and C Debenture Parties; or (v) seven days after the Company initiates legal proceedings in connection with demands of the Company’s debenture holders. The Company has agreed to the following restrictions, including, without limitation:

For as long as the A and C Undertaking is in effect,

a.
except in the ordinary course of their respective businesses, and only on arm’s length terms and for consideration to be received solely by Ampal or the applicable subsidiary, neither the Company nor any of its subsidiaries will dispose of any of their respective material assets or shall voluntarily permit the creation of new liens on any of their respective properties; provided that the Company may take the actions described above upon giving at least seven days’ prior notice to the A and C Debenture Representatives and the Trustees;

b.
neither the Company nor any of its subsidiaries will be party to any new transactions with their respective controlling shareholders or any of their respective officers, or with any entity in which their respective controlling shareholders or officers have a personal interest; provided that the Company or a subsidiary may enter into any such transactions upon giving at least seven days’ prior notice to the A and C Debenture Representatives and the Trustees;

c.	the Company will not distribute any dividends without the prior written consent of the A and C Debenture Representatives;

d.	the Company or any of its subsidiaries will not repurchase any of its debentures;

e.
the Company will not make any payments (other than interest payments) on its debentures provided that the Company may make such payments upon giving at least seven days’ prior notice to the A and C Debenture Representatives and the Trustees;

The Company also agreed to bear certain expenses of the Trustees and the Debenture Representatives, and as security for the payment of such costs, the Company deposited NIS150,000 (approximately $40,400) with the Trustees.  Additionally, the Company agreed to fully cooperate with the Trustees and the A and C Debenture Representatives and provide them with all reasonably required information regarding the Company and its subsidiaries, subject to the Trustees and the A and C Debenture Representatives entering into a non-disclosure agreement with the Company.

The A and C Undertaking provides that nothing contained in the A and C Undertaking limits any party’s right to defend its interests and assert its legal rights as it may deem fit, including through the initiation of legal or similar proceedings.

On February 20, 2012, a meeting of the B Holders was held at the request of the B Holders' trustee and on March 6, 2012, the B Holders voted (the "Series B Resolution") to accelerate and set to immediate repayment the entire outstanding amounts under the Series B Debentures. The Series B Resolution provided that the acceleration would be effective two weeks after March 6, 2012, unless an additional two-week extension was granted by the committee, formed by the B Holders (the "Series B Committee") to represent the B Holders. Such extension was granted on March 20, 2012, and currently the acceleration will be effective on April 3, 2012. Additional postponements of the effective date of the acceleration of the Series B Debentures are possible subject to the approval of the majority of the B Holders. As of March 12, 2012, due to the acceleration, the total amount outstanding (including interest) under the Series B Debentures (excluding the Series B Debentures held by the Company) is NIS 527,024,735 (approximately $138.4 million).

Additionally, the B Holders voted to authorize the commencement of legal actions and other measures, at the discretion of Clal Finance Trusts 2007 Ltd., the trustee for the B Holders (the “Series B Trustee”), and/or at the recommendation of the Series B Committee, to collect the principal payment which was due on January 31, 2012 and which the Company did not make. The B Holders also voted to empower the Series B Committee to continue negotiations with the Company to settle payments to the B Holders and/or to restructure the Series B Debentures, to protect the rights of the B Holders and to receive all required information from the Company regarding its financial status and its ability to meet its obligations.

On February 23, 2012, the Company provided an undertaking (the “B Undertaking”) to the representatives (collectively, the “B Debenture Representatives”) of the B Holders. Through the B Undertaking, the Company has agreed to certain restrictions on its operations.  The B Undertaking will remain in effect until the earlier of: (i) an agreement is reached with the Company’s Series A, Series B and Series C debenture holders; (ii) seven days after the Company notifies the Series B Trustee that negotiations have ceased; (iii) upon the notification by any of the Series B Trustee, the B Holders or the B Debenture Representatives to the Company that negotiations have ceased; (iv) upon the initiation of legal proceedings against the Company (including, without limitation, a notice to the Company demanding acceleration of the debt); or (v) upon the initiation of legal proceedings against the Company by the Series B Trustee or anyone on its behalf in a proceeding not initiated by the Company.  The Company has agreed to the following restrictions, including, without limitation:

For as long as the B Undertaking is in effect,

a.
except in the ordinary course of their respective businesses, and only on arm’s length terms and for consideration to be received by Ampal or by entities directly or indirectly controlled by Ampal ("Controlled Entities"), neither the Company nor any of the Controlled Entities will dispose of, provide options on or create liens on any of their respective material assets (including, without limitation, in its investments in East Mediterranean Gas Co. and the sugarcane ethanol production project in Colombia);

b.
neither the Company nor any of the Controlled Entities will be party to any new transactions with their respective controlling shareholders or any of their respective officers, or with any entity in which their respective controlling shareholders or officers have a personal interest (other than with respect to certain existing and ongoing transactions);

c.	the Company will not distribute any dividends and will not repay any shareholders’ loan without the prior written consent of the B Debenture Representatives;

d.
neither the Company nor any of the Controlled Entities will make any payments to the controlling shareholder of the Company, his relatives or any entities owned or controlled by him and/or by his relatives (other than with respect to certain existing and ongoing transactions), without the prior written consent of the B Debenture Representatives;

e.
neither the Company nor any the Controlled Entities will make any payments to any third party, if such payments are secured by a direct or indirect guaranty of the controlling shareholder of the Company, without the prior written consent of the B Debenture Representatives;

f.
neither the Company nor any of the Controlled Entities will make any payments to their respective financial creditors (other than with respect to certain payments to banks) without the prior written consent of the B Debenture Representatives;

g.
neither the Company nor any of the Controlled Entities will repurchase, resell, transfer or pledge any of its debentures, or take any actions related to any of its repurchased debentures, other than any actions required to deregister such debentures from trade; and

h.	the Company will not make any payments on its debentures (other than interest payments).

The Company also agreed to bear certain expenses of the Series B Trustee and the B Debenture Representatives, and as security for the payment of such costs, the Company deposited NIS 250,000 (approximately $66,500) with the Series B Trustee.  Additionally, the Company agreed to fully cooperate with the Series B Trustee and the B Debenture Representatives and provide them with all required information regarding the Company, its assets and its subsidiaries, subject to the Series B Trustee and the B Debenture Representatives entering into a non-disclosure agreement with the Company.

The B Undertaking provides that nothing contained in the B Undertaking limits any party’s right to defend its interests and assert its legal rights as it may deem fit, including through the initiation of legal or similar proceedings.

On March 5, 2012, the Company announced that its Board of Directors decided that the Company intended to make an interest payment which was due to be paid to the Series C Debenture holders on March 7, 2012 (the "Series C Interest Payment"), if the Series B Resolution was not approved. The Board further decided that if the Series B Resolution was approved (as it was on March 6, 2012, as described above), the Series C Interest Payment would be postponed until it was clear to the Company whether the Series B Resolution to accelerate the Company's entire debt owed to the B Holders and set it to immediate payment would be enforced.

On March 26, 2012, the Company announced that the Series C Interest Payment will be paid on March 29, 2012 by transferring funds that are deposited with the trustee for the Series C debenture holders, in favor of the Series C debenture holders, and in accordance with the resolution of the Series C debenture holders of March 22, 2012.

A meeting of the Series A and Series C Debenture holders is scheduled to be held on April 3, 2012, at the request of the Series A and Series C Debenture holders' trustees. On the agenda is a resolution to accelerate and set to immediate repayment the entire outstanding amounts under the Series A and Series C Debentures.

Loans

Ampal funded Gadot's three-stage acquisition with a combination of available cash and the proceeds of the credit facility, as amended from time to time (the "Credit Facility"), between Merhav-Ampal Group Ltd. (formerly Merhav-Ampal Energy Ltd.), an Israeli corporation and wholly owned subsidiary of Ampal ("MAG"), and Israel Discount Bank Ltd. ("IDB"), for approximately $87.4 million. The Credit Facility is divided into two equal loans of approximately $43.7 million. The first loan is a revolving loan that has no principal payments and may be repaid in full or in part on December 31 of each year until 2019, when a single balloon payment will become due. The second loan also matures in 2019, has no principal payments for the first one and a half years, and shall thereafter be paid in equal installments over the remaining 9.5 years of the term. As of December 31, 2011, the outstanding debt under the loan amounts to $35.8 million. Interest on both loans accrues at a floating rate currently equal to LIBOR plus 3% and is payable on a current basis. Ampal has guaranteed all the obligations of MAG under the Credit Facility and Ampal’s interest in Gadot has also been pledged to IDB as a security for the Credit Facility.  Yosef Maiman has agreed with IDB to maintain ownership of a certain amount of the Company’s Class A Stock. The Credit Facility contains customary affirmative and negative covenants for credit facilities of this type. The Company has certain financial and other covenants in the Credit Facility.  On November 8, 2011, MAG and IDB signed an amendment to the Credit Facility amending certain requirements under certain of the Company's equity maintenance covenants so that they will not apply until the filing of the Company’s Quarterly Report on Form 10-Q for the first quarter of the 2013 fiscal year.  Due to the Company's other debts (mainly, to its debenture holders), in accordance with the terms of the Credit Facility, IDB may decide to accelerate the Credit Facility and set it to immediate prepayment.

As of December 31, 2011, the Company has a $3.3 million loan with Union Bank of Israel that bears interest at the rate of LIBOR plus 2% to be repaid in two remaining annual installments on April 2, 2012 and 2013. The loan agreement contains financial and other covenants. The Company determined that in connection with the preparation of its December 31, 2011 financial statements that it would not meet the covenants, and that therefore, Union Bank of Israel may decide to accelerate the loan and set it to immediate prepayment.

As of December 31, 2011, the Company has $95.9 million in notes from institutional investors who own 50% of Merhav Ampal Energy Holdings, LP. The notes are not linked to the CPI, bear no interest and are repayable upon agreement by both parties.

The Company has a long-term loan from Bank Hapoalim in the aggregate amount of $3.5 million. The loan matures in 2018 and shall be paid in seven equal annual installments. As of December 31, 2011, the outstanding debt under the loan amounts to $3.5 million. Interest accrues at a floating rate equal to LIBOR plus 3.5% and is payable on a quarterly basis.

As of December 31, 2011, Gadot had $2.3 million outstanding under its other debentures. These debentures are not convertible into shares and are repayable in five equal annual installments on September 15 of each of the years 2008 through 2012. The outstanding balance of the principal of the debentures bears interest at an annual rate of 6.5%. The principal and interest of the debentures are linked to the CPI and the interest is payable in semi-annual installments on March 15 and September 15 of each of the years 2006 through 2012.

As of December 31, 2011, Gadot has short-term loans, including current maturities, payable in the amount of $127.4 million and long-term loans payable in the amount of $127.3 million. The various short term-loans payable are either unlinked or linked to the U.S. Dollar or Euro and bear interest at annual rates between 2.3% to 6.3%. The various long-term loans payable are either unlinked or linked to the CPI or linked to the U.S. Dollar or Euro and bear interest at annual rates between 0.3% to 11.4%.

 The weighted average interest rates and the balances of these short-term borrowings at December 31, 2011 and December 31, 2010 were 4.0% on $135.5 million and 3.8% on $131.9 million, respectively.

Tabular Disclosure of Contractual Obligations

Our significant contractual obligations as of December 31, 2011 are summarized in the following table:

	Payments due by period as of December 31, 2011 (in thousands)
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3-5 years	More than 5 years
Short-Term Debt:
Gadot - working capital	$100,772	$100,772
Gadot - current maturities	$26,606	$26,606
Ampal - revolving credit line	$316	$316
Ampal - current maturities	$83,352	$83,352
Debentures – current maturities	$237,084	$237,084
Long-Term Debt:
Ampal	$98,922		$1,000	$1,000	$96,922
Gadot:
Vessels	$40,539		$15,606	$3,845	$21,088
Other	$83,329		$22,959	$21,072	$42,758
Debentures	$--		$--	$--	$--
Total Debt	$670,424	$448,130	$39,565	$25,917	$160,768
Contractual Obligations:
Operating Lease Obligation (1)	$161,910	$38,575	$51,361	$20,676	$51,298
Expected interest payment (2)	$102,011	$24,770	$39,621	$22,279	$15,341
Ship Purchase Obligations	$45,690	$12,057	$17,017	$16,616	$--
Total	983,991	523,532	147,564	85,488	227,407

(1)	See Note 19 to Ampal’s consolidated financial statements included in this Report for the fiscal year ended December 31, 2011.

(2)	In calculating estimated interest payments on outstanding debt obligations, the Company assumed an exchange rate as of December 31, 2011 of NIS 3.821 to 1 U.S. dollar.

As of December 31, 2011, the Company issued guarantees on certain outstanding loans to its investees and suppliers in the aggregate principal amount of $39.3 million. This includes:

(1)	The Company provided a $8.7 million guarantee on indebtedness incurred by Bay Heart Ltd.

(2) $30.6 million guarantees of Gadot for suppliers.

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

On May 15, 2008, the Company entered into a SWAP agreement with respect to its Series B debentures, in the principal amount of $165.7 million, due 2016. As a result of this agreement, the Company is currently paying an effective interest rate of LIBOR plus 5.12% on $43.9 million of these debentures, as compared to the original 6.6% fixed rate which was linked to the CPI.

On April 1, 2009, the Company entered into a interest rate SWAP agreement with respect to its loan to finance the purchase of Gadot in the principal amount of $43.7 million, due 2019. As a result of this agreement, the Company is currently paying a fixed interest rate of 2.95% as compared to LIBOR in the original Gadot loan agreement.

As of December 31, 2011, the net value of the currency SWAPs resulted in a $0.4 million increase in other assets and a $5.2 million increase in interest expense.

CHANGES IN SHAREHOLDERS’ EQUITY

There were no repurchases of the Company’s equity securities during the fiscal year ended December 31, 2011.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages 1 through 39 of the financial statements attached to this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). The Company’s management with the participation of the Company’s Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

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

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to directors, executive officers and corporate governance required by this Item 10 is hereby incorporated in this Annual Report on Form 10-K by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission (the "SEC") within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, for our annual meeting of stockholders to be held in 2012.

ITEM 11.        EXECUTIVE COMPENSATION

The information with respect to executive compensation required by this Item 11 is hereby incorporated in this Annual Report on Form 10-K by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, for our annual meeting of stockholders to be held in 2012.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information with respect to security ownership of certain beneficial owners and management and related stockholder matters required by this Item 12 is hereby incorporated in this Annual Report on Form 10-K by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, for our annual meeting of stockholders to be held in 2012.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information with respect to certain relationships and related transactions and director independence required by this Item 13 is hereby incorporated in this Annual Report on Form 10-K by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, for our annual meeting of stockholders to be held in 2012.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information with respect to principal accountant fees and services required by this Item 14 is hereby incorporated in this Annual Report on Form 10-K by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, for our annual meeting of stockholders to be held in 2012.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this report:

Page Reference
(1) Financial Statements and Supplementary Data

Ampal-American Israel Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm	1

Consolidated Balance Sheets as of December 31, 2011 and 2010	2

Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009	4

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009	5

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009	7

Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009 (included as part of the Statements of Changes in Shareholders’ Equity for the respective years)	7

Notes to Consolidated Financial Statements	10

Supplementary Data:

(2) Financial Statement Schedules

(i)	Schedule of Representative Rates of Exchange between the U.S. dollar and NIS for three years ended December 31, 2011

Representative Rates of Exchange
Between the U.S. dollar and the New Israeli Shekel
For the Three Years Ended December 31, 2011

The following table shows the amount of NIS equivalent to one U.S. dollar on the dates indicated (or the nearest date thereto, if the exchange rate was not publicized on that date):

	2011	2010	2009
March 31	3.481	3.713	4.1880
June 30	3.415	3.875	3.9190
September 30	3.712	3.665	3.7580
December 31	3.821	3.549	3.7750

      (ii) Reports of Other Certified Public Accountants filed pursuant to Rule 2-05 of Regulation S-X:

Bay Heart Ltd.

Exhibit 3 - Articles of Incorporation and By-Laws

3a.
Amended and Restated Certificate of Incorporation of Ampal-American Israel Corporation, dated May 28, 1997. (Filed as Exhibit 3a. to Form 10-Q, for the quarter ended June 30, 1997, filed with the SEC on August 14, 1997 and incorporated herein by reference, File No. 0-5380).

3b.	Certificate of Amendment of Certificate of Incorporation, dated July 18, 2006 (Filed as Exhibit 3.1 to Form 8-K, filed with the SEC on July 21, 2006, and incorporated herein by reference).

3c.	Certificate of Amendment of Certificate of Incorporation, dated February 7, 2007 (Filed as Exhibit 3.4 to Form S-3, filed with the SEC on February 28, 2007, and incorporated herein by reference).

3d.	By-Laws of Ampal-American Israel Corporation as amended, dated February 14, 2002 (Filed as Exhibit 3b. of Form 10-K, filed with the SEC on March 28, 2002, and incorporated herein by reference).

Exhibit 4 - Instruments Defining the Rights of Security Holders, Including Indentures

4a.	Form of Indenture dated as of November 1, 1984. (Filed as Exhibit 4a. to Registration Statement No. 2-88582 and incorporated herein by reference).

4b.	Form of Indenture dated as of May 1, 1986. (Filed as Exhibit 4a. to Pre-Effective Amendment No. 1 to Registration Statement No. 33-5578 and incorporated herein by reference).

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
Amendment to the Company’s 2000 Incentive Plan adopted by the Board of Directors on February 14, 2002. (Filed as Exhibit 10i to Form 10-K, filed with the SEC on March 28, 2003, and incorporated herein by reference). *

10c.
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

10hh.
Amendment to Colombia Ethanol Project Option Agreement, dated December 31, 2010 (Filed as Exhibit 10hh to Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on March 17, 2011, and incorporated herein by reference).

10ii.	Amendment to Colombia Ethanol Project Option Agreement, dated December 8, 2011.

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

Ampal Energy Ltd., an Israeli company

Merhav-Ampal Group Ltd., an Israeli company

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

GCT Holding B.V., a Dutch company

LLS, an Israeli company

Logsource, a German company

Savitar Ebergy systems Ltd., an Israeli company

Gadot - Yarok Geva project Ltd., an Israeli company

Agrinet Central Europe (A.C.E) Ltd., an Israeli company

Netafim Slovakia, s.r.o., a Slovak company

Netafim Czech, s.r.o., a Czech company

Netafim - Irygacja Sp.z o.o., a Polish company

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

Exhibit 32.2 - Certification of Irit Eluz pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2012.

AMPAL-AMERICAN
ISRAEL CORPORATION

By:	/s/ YOSEF A. MAIMAN
Yosef A. Maiman, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ YOSEF A. MAIMAN	Chairman of the Board of Directors, President & CEO	March 28, 2012
Yosef A. Maiman

/s/ LEO MALAMUD	Director	March 28, 2012
Leo Malamud

/s/ DR. JOSEPH YERUSHALMI	Director	March 28, 2012
Dr. Joseph Yerushalmi

/s/ DANIEL VAKNIN	Director	March 28, 2012
Daniel Vaknin

/s/ MENAHEM MORAG	Director	March 28, 2012
Menahem Morag

/s/ EREZ I. MELTZER	Director	March 28, 2012
Erez I. Meltzer

/s/ REVITAL DEGANI	Director	March 28, 2012
Revital Degani

/s/ GIDEON WEINSTEIN	Director	March 28, 2012
Gideon Weinstein

/s/ SABIH SAYLAN	Director	March 28, 2012
Sabih Saylan

/s/ IRIT ELUZ	Director, CFO, Senior Vice President – Finance and Treasurer (Principal Financial Officer)	March 28, 2012
Irit Eluz

/s/ NIR BERNSTEIN	Controller (Principal Accounting Officer)	March 28, 2012
Nir Bernstein

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Ampal-American Israel Corporation

In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and changes in equity present fairly, in all material respects, the financial position of Ampal-American Israel Corporation and subsidiaries (the "Company") at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, based on our audits and the report of other auditors, the financial statement schedules listed in the consolidated balance sheets and the related consolidated statements of operations, cash flows and changes in equity present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.  We did not audit the financial statements and financial statement schedules of affiliated company, which statements reflect in the balance sheets is of $5,409 thousands and $6,209 thousands as of December 31, 2011 and 2010, respectively, and total share in equity loss of $1,134 thousands, $972 thousands and $1,814 thousands for each of the three years in the period ended December 31, 2011.  Those statements and schedules were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for this company, is based solely on the report of the other auditors.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits and the report of other auditors provide a reasonable basis for our opinion

The accompanying consolidated financial statements have been prepared assuming that Ampal will continue as a going concern. As discussed in Note 1a to the financial statements Ampal does not have sufficient cash and other resources to serve its debt and finance its ongoing operations. This fact raises substantial doubts as to the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1a. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Tel-Aviv, Israel	Kesselman & Kesselman
March 28, 2012	Certified Public Accountants (Isr.)
A member firm of PricewaterhouseCoopers International Limited

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Assets As At
	December 31, 2011	December 31, 2010

ASSETS	(U.S. Dollars in thousands)
Current assets:
Cash and cash equivalents	$54,333	$33,341
Marketable securities (Note 2(b))	177	890
Accounts receivable (Net of allowance for doubtful amounts $2,510 and $2,068)	111,172	113,837
Deposits and notes receivable	12,682	17,216
Inventories	37,757	34,810
Other assets	28,912	26,120
Held for sale assets (Note 16)	0	412,239
Total current assets	245,033	638,453
Non-current assets:
Investments (Notes 2, 3 and 17)	269,871	371,751
Fixed assets, less accumulated depreciation of $49,556 and $32,633 (Note 8)	190,524	200,932
Deposits and notes receivable	32,107	50,192
Deferred taxes (Note 15)	22,086	41,422
Other assets	9,701	11,763
Goodwill (Note 7)	67,094	70,670
Intangible assets (Note 6)	10,193	17,063
Total Non-current assets	601,576	763,793

TOTAL ASSETS	$846,609	$1,402,246

The accompanying notes are an integral part of these consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)

	Liabilities and Equity As At
	December 31, 2011	December 31, 2010
	(U.S. Dollars in thousands)
LIABILITIES
Current liabilities:
Notes and loans payable and current maturities of long term loans (Note 9)	$211,047	$195,827
Accounts payable, accrued expenses and others (Note 11)	91,900	102,104
Debentures - current maturities (Note 10)	237,084	14,749
Held for sale liabilities (Note 16)	0	292,240
Total current liabilities	540,031	604,920
Long term liabilities:
Notes and loans payable (Note 9)	130,327	222,109
Notes to non-related limited partners	95,922	103,274
Debentures (Note 10)	0	265,590
Deferred taxes (Note 15)	13,702	13,775
Other long term liabilities (Note 11)	16,661	14,030
Total long term liabilities	256,612	618,778
Total liabilities	796,643	1,223,698
Commitments and Contingencies (Note 19)

Redeemable noncontrolling interest	604	0

EQUITY (Note 12)
Ampal shareholders' equity:
Class A Stock $1 par value; December 31, 2011 and 2010, 100,000,000 shares authorized; issued 63,277,321 shares; outstanding 56,133,764 shares	63,277	63,277

Additional paid-in capital	182,942	182,924

Accumulated deficit	(127,637)	(32,316)

Accumulated other comprehensive income (loss)	(11,781)	103

Treasury stock, at cost (December 31, 2011 and 2010, 7,143,557 shares)	(28,763)	(28,763)

Total Ampal shareholders’ equity	78,038	185,225

Noncontrolling interest	(28,676)	(6,677)

Total equity	49,362	178,548

TOTAL LIABILITIES AND EQUITY	$846,609	$1,402,246

The accompanying notes are an integral part of these consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended December 31,
	2011	2010	2009
	(U.S. Dollars in thousands, except per share data)
REVENUES:
Chemical income	$540,426	$496,551	$414,468
Real estate income	346	332	237
Realized gains on investments	99	935	870
Realized and unrealized gains (losses) on marketable securities	(932)	534	250
Gain (loss) on sale of fixed assets	231	43	(156)
Interest income	3,535	925	3,553
Translation gain	21,735	0	5,399
Leisure-time income	2,935	2,980	2,700
Gain from redemption of debt and other income	6,964	2,662	3,834
Total revenues	575,339	504,962	431,155

EXPENSES:
Chemical expense - cost of goods sold	495,320	451,490	373,962
Real estate expenses	621	704	769
Equity in losses of affiliates, net (Note 17)	14	932	1,214
Loss from impairment of investments and real estate	101,084	75	447
Interest expenses	43,852	44,233	33,159
Translation loss, net	0	20,159	0
Marketing expenses	10,670	6,044	6,917
General, administrative and other expenses	59,123	59,648	44,996
Total expenses	710,684	583,285	461,464
Loss from continuing operations before income taxes	(135,345)	(78,323)	(30,309)
Income tax benefit (provision) (Note 15)	(15,765)	7,071	10,403
Net loss from continuing operations after tax benefits	(151,110)	(71,252)	(19,906)
Discontinued operations:
Gain from disposal, net of tax	28,891
Income from discontinued operations, net of tax	5,175	19,903	0
	34,066	19,903	0
Net loss for the year	(117,044)	(51,349)	(19,906)
Less: Net loss attributable to noncontrolling interests	21,723	6,607	425
Net loss attributable to Ampal's shareholders	$(95,321)	$(44,742)	$(19,481)

Basic and diluted EPS (Note 14):
Loss from continuing operations attributable to Ampal's shareholders	(2.30)	(1.15)	(0.35)
Discontinued operations attributable to Ampal's shareholders	0.61	0.35	0
	$(1.69)	$(0.80)	$(0.35)

Shares used in calculation (in thousands)	56,134	56,134	56,151

The accompanying notes are an integral part of these consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended December 31,
	2011	2010	2009
	(U.S. Dollars in thousands)
Cash flows from operating activities:
Net loss	$(117,044)	$(51,349)	$(19,906)
Net income from discontinued operations	(34,066)	(19,903)	0
Loss from continuing operations	(151,110)	(71,252)	$(19,906)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in losses of affiliates	14	932	1,214
Losses (gains) on investments, net	932	(1,469)	(1,125)
Losses (gain) on sale of fixed assets	(231)	(43)	156
Depreciation and amortization expense	26,056	18,373	16,303
Impairment of investments	101,084	75	447
Non cash stock based compensation	561	547	1,066
Translation (gain) loss	(21,735)	20,159	(5,399)
Increase in other assets	(4,288)	(12,302)	(8,073)
Decrease (increase) in inventories	(2,597)	(1,093)	5,591
Decrease (increase) in accounts receivable	4,360	(117)	9,888
Increase (decrease) in accounts payable, accrued expenses and other	1,717	20,712	(1,929)
Investments made in trading securities	(11,638)	0	0
Proceeds from sale of trading securities	10,949	1,760	2,417
Gain from repurchase of debentures	(5,823)	0	0
Dividends received from affiliates	978	938	1,357

Net cash provided by (used in) operating activities of continuing operations	(50,771)	(22,780)	2,007

Cash flows from investing activities:
Deposits and notes receivable collected	21,987	10,500	14,484
Increase in severance fund	(507)	(457)	135
Deposits and notes receivable granted	0	(17,792)	(384)
Purchase and improvements of fixed assets	(6,628)	(6,567)	(44,324)
Investments made in available for sale shares	0	(3,836)	(19,314)
Proceeds from sale of available for sale shares	312	31,398	42,512
Acquisition of ADPO and Agro, net of cash (1)	0	(62,304)	0
Acquisition of ACE, net of cash	1,692	0	0
Investments made in affiliates and others	0	(4,049)	(1,906)
Proceeds from disposal of investments:
Affiliate and others	0	2,059	918
Proceeds from sale of fixed assets	2,163	463	869

Net cash provided by (used in) investing activities of continuing operations	19,019	(50,585)	(7,010)

 (1) Assets and liabilities purchased in acquisitions of ADPO and Agro - see Note 3

The accompanying notes are an integral part of these consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended December 31,
	2011	2010	2009
	(U.S. Dollars in thousands)
Cash flows from financing activities:
Proceeds from notes and loans payable issued	$21	$114,668	$31,633
Notes and loans payable repaid	(71,222)	(21,014)	(17,050)

Debentures repaid and shares repurchased (mainly debentures)	(28,330)	(2,280)	(11,681)
Debentures issued	0	45,009	0
Distribution to noncontrolling interests	0	0	(1,404)
Dividends paid	(838)	(1,399)	0
Acquisition of noncontrolling interests	0	(476)	0

Net cash provided by (used in) financing activities of continuing operations	(100,369)	134,508	1,498
Effect of exchange rate changes on cash and cash equivalents of continuing operations	(6,825)	4,674	6,271

Cash flows from discontinued operations:
Cash provided by (used in) operating activities of discontinued operations	(18,124)	49,168	0
Cash provided by (used in) investing activities of discontinued operations	174,085	(350,497)	0
Cash provided by (used in) financing activities of discontinued operations	(3,973)	204,439	0
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	(901)	1,781	0
Net cash provided by (used in) discontinued operations	151,087	(95,109)	0

Net increase (decrease) in cash and cash equivalents	12,141	(29,292)	2,766
Cash and cash equivalents at beginning of year	42,192	71,484	68,718

Cash and cash equivalents at end of the year	54,333	42,192	71,484
Less - cash and cash equivalents of discontinued operations at end of the year	0	8,851	0
Cash and cash equivalents of continuing operations at end of the year	$54,333	$33,341	$71,484

Supplemental Disclosure of Cash Flow Information:
Interest paid	40,907	26,543	28,425

Income taxes paid	$6,857	$30	$30

Non-cash activities:
Accounts payable in respect of fixed assets	$3,691	$3,082	$0
Acquisition of noncontrolling interests	594	0	0

The accompanying notes are an integral part of these consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. Dollars in thousands)

	Equity attributable to Ampal-American Israel Corporation shareholders
	Class A stock
	Number of shares*	Amount	Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Non-controlling interests	Total equity

BALANCE AT JANUARY 1, 2011	63,277	63,277	182,924	(32,316)	103	(28,763)	(6,677)	178,548
CHANGES DURING 2011:
Net loss for the year				(95,321)			(21,723)	(117,044
Unrealized loss from marketable securities					(22)			(22)
Foreign currency translation adjustments					(11,862)		(32)	(11,894)
Total comprehensive loss								(128,960)
Acquisition of noncontrolling interests			(594)				594	--
Dividends paid							(838)	(838)
Share based compensation expense			612					612
BALANCE AT DECEMBER 31,
2011	63,277	63,277	182,942	(127,637)	(11,781)	(28,763)	(28,676)	49,362

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

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. Dollars in thousands)

	Equity attributable to Ampal-American Israel Corporation shareholders
	Class A stock
	Number of shares*	Amount	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Non-controlling interests	Total equity

BALANCE AT JANUARY 1, 2009	63,277	63,277	184,424	31,907	(17,858)	(28,500	869	234,119
CHANGES DURING 2009:
Net Loss for the year				(19,481)			(425)	(19,906)
Unrealized gain from marketable securities					880			880
Foreign currency translation adjustments					2,380		(519)	1,861
Total comprehensive loss								(17,165)
Dividend paid			(858)					(858)
Purchase of 292,103 shares						(263		(263)
Share based compensation expense			721					721
BALANCE AT DECEMBER 31,
2009	63,277	63,277	184,287	12,426	(14,598)	(28,763)	(75)	216,554

*In thousands

The accompanying notes are an integral part of these consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

(a)	General

(1)	Ampal-American Israel Corporation is a New York corporation founded in 1942. The Company primarily acquires interests in businesses located in the State of Israel or that are Israel-related.

(2)	As used in these financial statements, the term “the Company” refers to Ampal-American Israel Corporation (“Ampal”) and its consolidated subsidiaries. See Note 18 for segment information.

(3)	The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

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

On December 19, 2011, the Company announced that due to the current political and security situation in Egypt, including the repeated interruptions of the gas supply to East Mediterranean Gas Company, S.A.E., an Egyptian joint stock company (“EMG”), the Company requested that the Trustees of its Series A, Series B and Series C Debentures, which are listed on the Tel Aviv Stock Exchange (the "Debentures"), convene a  meeting of the holders of the Debentures (the “Holders”) on January 1, 2012 to appoint a Holders’ committee to discuss a proposal to postpone of the principal payments due on the Debentures for 24 months.

On January 1, 2012, the Company held a meeting with the Holders, where the Company proposed to restructure (the “Proposal”) the Debentures to postpone all principal payments due thereunder for the next two years, while continuing to make the interest payments as scheduled. Under the Proposal, the principal amount of the Debentures would not be reduced, and after the two-year period the principal payment schedule for the Debentures would return to the original terms.  The Company request that the Holders appoint a delegation (a committee of representatives) of Holders to discuss the Proposal.

On January 18, 2012, the Company announced that two separate Holders’ committees had been formed: one to represent the Series A and Series C Debenture holders and the other to represent the Series B Debenture holders (the “B Holders”).

On January 22, 2012, the Company announced that its Board of Directors decided to postpone making the principal payments currently coming due on the Debentures, but to continue making interest payments as scheduled. In accordance with the decision, on January 31, 2012, the Company made an interest payment on the Series B Debentures (the “Series B Debentures”) to the B Holders on the scheduled payment date, and the Company did not request the return of the Company's funds held by the trustee for the B Holders.

On February 20, 2012, a meeting of the B Holders was held at the request of the B Holders' trustee and on March 6, 2012, the B Holders voted (the "Series B Resolution") to accelerate and set to immediate repayment the entire outstanding amounts under the Series B Debentures. The Series B Resolution provided that the acceleration would be effective two weeks after March 6, 2012, unless an additional two-week extension was granted by the committee, formed by the B Holders (the "Series B Committee") to represent the B Holders. Such extension was granted on March 20, 2012. Additional postponements of the effective date of the acceleration of the Series B Debentures are possible subject to the approval of the majority of the B Holders. Accordingly, the Debentures have been classified as short-term obligations. As of March 12, 2012, due to the acceleration, the total amount outstanding (including interest) under the Series B Debentures (excluding the Series B Debentures held by the Company) is NIS 527,024,735 (approximately $138.4 million).

Additionally, the B Holders voted to authorize the commencement of legal actions and other measures, at the discretion of Clal Finance Trusts 2007 Ltd., the trustee for the B Holders, and/or at the recommendation of the Series B Committee, to collect the principal payment which was due on January 31, 2012 and which the Company did not make. The B Holders also voted to empower the Series B Committee to continue negotiations with the Company to settle payments to the B Holders and/or to restructure the Series B Debentures, to protect the rights of the B Holders and to receive all required information from the Company regarding its financial status and its ability to meet its obligations.

On March 5, 2012, the Company announced that its Board of Directors decided that the Company intended to make an interest payment which was due to be paid to the Series C Debenture holders on March 7, 2012 (the "Series C Interest Payment"), if the Series B Resolution was not approved. The Board further decided that if the Series B Resolution was approved (as it was approved on March 6, 2012, as described above), the Series C Interest Payment would be postponed until it was clear to the Company whether the Series B Resolution to accelerate the Company’s entire debt owed to the B Holders and set it to immediate payment would be enforced.

On March 26, 2012, the Company announced that the Series C Interest Payment will be paid on March 29, 2012 by transferring funds that are deposited with the trustee for the Series C debenture holders, in favor of the Series C debenture holders, and in accordance with the resolution of the Series C debenture holders of March 22, 2012.

A meeting of the Series A and Series C Debenture holders is scheduled to be held on April 3, 2012, at the request of the Series A and Series C Debenture holders' trustees. On the agenda is a resolution to accelerate and set to immediate repayment the entire outstanding amounts under the Series A and Series C Debentures.

Presently, the Company does not have sufficient cash and other resources to service its debt and finance its ongoing operations. This fact raises substantial doubts as to the Company's ability to continue as a going concern if the Company does not reach agreement with the debenture holders, obtain additional financing or otherwise raise capital through the sale of assets or otherwise. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. Management is in the process of negotiations with the Holders’ committees to restructure the debt to its Series A, Series B and Series C Debenture Holders, but there is no assurance that the negotiations will succeed.

These consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to restructure its debt or its ability to obtain additional financing as may be required.

(b)	Consolidation

The consolidated financial statements include the accounts of Ampal and its controlled and majority-owned entities. Inter-company transactions and balances are eliminated in consolidation.

Once a controlling interest has been acquired, any subsequent acquisitions or dispositions of noncontrolling interests that do not result in a change of control are accounted for as equity transactions. Assets and liabilities acquired are measured at fair value only once, at the original acquisition date, i.e., the date on which the acquirer gained control.

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

(ii)	Cost Basis Investments

Equity investments of less than 20% in non-publicly traded companies are carried at cost net of impairment.

(iii)	Investments in Marketable Securities

Marketable securities are reported based upon quoted market prices of the securities. For those securities, which are classified as trading securities, realized and unrealized gains and losses are reported in the statements of operations. Unrealized gains and losses net of taxes from those securities that are classified as available-for-sale, are reported as a separate component of equity and are included in accumulated other comprehensive income (loss) until realized. Decreases in value determined to be other than temporary on available-for-sale securities are included in the statements of operations.

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

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized, but is tested for impairment on an annual basis at the end of each year and between annual tests in certain circumstances. The performance of the goodwill impairment test involves a two-step process. The first step involves comparing the fair value of the Company’s reporting units to their carrying values, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed by comparing the carrying value of the goodwill in the reporting unit to its implied fair value. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value. See Note 7-“Goodwill” for additional information.

In December 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Upadte ("ASU") No. 2010-28 for Intangibles - Goodwill and Other (Topic 350): "Intangibles - Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts." ASU 2010-28 impacted reporting units with zero or negative carrying amounts and required an additional test to be performed to determine whether goodwill has been impaired and to calculate the amount of that impairment.

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

(k)           Revenue Recognition

In certain circumstances, sales under short-term fixed-price production type contracts or sale of products are accounted for in accordance with SAB No. 104 “Revenue Recognition in Financial Statements” (“SAB 104”), and recognized when all the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the seller’s price to the buyer is fixed or determinable, no further obligation exists and collectability is reasonably assured.

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

Cash equal to $1 million has been placed as a compensating balance for various loans provided to the Company.

(m)	Earning (loss) per share (EPS)

In 2011, 2010 and 2009, all outstanding stock options have been excluded from the calculation of the diluted loss per share because all such securities are anti-dilutive for these periods presented.

Basic and diluted loss per share (“LPS”) are computed by dividing net loss by the weighted average number of shares of Common Stock outstanding for each period. Shares Common Stock underlying outstanding options of the Company were not included in the computation of diluted LPS because of the anti-dilutive effect of doing so.

(n)	Comprehensive Income

The Company’s components of comprehensive income (loss) are net income (losses), net unrealized gains or losses on available for sale investments, foreign currency translation adjustments, which are presented net of income taxes.

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

On March 3, 2011, Merhav-Ampal Group Ltd (former known as Merhav Ampal Energy Ltd.) (“MAG”) completed its sale of all of the outstanding shares of 012 Smile Telecom Ltd., a wholly owned subsidiary of MAG ("012 Smile"), to Partner Communications Company Ltd. ("Partner"), in accordance with the Share Purchase Agreement between MAG, 012 Smile and Partner, signed on October 13, 2010 (the “012 Sale”). Accordingly, 012 Smile has been reported as discontinued operations since December 31, 2010.

All the indirect interest expenses were recorded as a continuing operation.

(i) Classification

We classified certain operations as discontinued using U.S. GAAP, as the associated operations and cash flows will be eliminated from our ongoing operations and we will not have any significant continuing involvement in their operations after the respective sale transactions. For all periods presented, all of the operating results for these operations were removed from continuing operations and are presented separately as discontinued operations, net of tax. The Notes to the Consolidated Financial Statements were adjusted to exclude discontinued operations unless otherwise noted.

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

(iii) Revenue Recognition from Telecommunications

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

Revenues from sales of equipment such as routers, that are not contingent upon the delivery of additional products or services are recognized when products are delivered to and accepted by customers. Pursuant to Accounting Standards Codification (“ASC”) 605-25, "Multiple-Element Arrangements", the Company determined that the sale of equipment with accompanying services constitutes a revenue arrangement with multiple deliverables. Accordingly, consideration received for equipment, that is not contingent upon the delivery of additional items (such as the services), is recognized as equipment revenue, based on their relative fair value, upon the delivery of the equipment to the subscriber and when all other revenue recognition criteria are met. Consideration for services is recognized as services revenue when earned.

012 Smile reports any taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between 012 Smile and a customer on a net basis (excluded from revenues).

(r)	Classification

Certain comparative figures have been reclassified to conform to the current year presentation.

(s)	Recently Issued Accounting Pronouncements

ASU 2011-12 – update to ASU 2011-05

In December 2011, the FASB issued ASU No. 2011-12 ("ASU 2011-12") which amended the comprehensive income presentation guidance. The adjustments in this Update supersede changes to those paragraphs in Update No. 2011-05 ("ASU 2011-05") that pertain to how, when and where reclassification adjustments are presented. Entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. The amendments are effective for public entities for annual and interim reporting periods beginning after December 15, 2011. The Company will adopt this amendment on January 1, 2012. The adoption will change the way the Company presents comprehensive income as under current guidance, the Company presents comprehensive income within the statement of changes in equity in annual periods, and within the footnotes to the financial statements in interim periods.

ASU 2011-11

In December 2011, the FASB issued ASU No. 2011-11 ("ASU 2011-11") which amended the disclosure information requirements regarding offsetting (netting) assets and liabilities. The amendment enhances disclosures regarding financial instruments and derivative instruments that are either (1) offset in accordance with GAAP or (2) subject to an enforceable master netting arrangement. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. The amendments in ASU 2011-11 are effective for annual and interim reporting periods beginning after January 1, 2013. According to ASU 2011-11 the entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company does not expect ASU 2011-11, which relates to disclosure matters only, to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

ASU 2011-08

In September 2011, the FASB issued ASU No. 2011-08 ("ASU 2011-08") which amended the guidance for goodwill impairment testing. The amendment provides entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If, on the basis of qualitative factors, it is not more likely than not that the fair value of the reporting unit is less than the carrying amount, further testing of goodwill for impairment would not be required. The amendment also removes the carry forward option of the reporting unit fair value from one year to the next. The amendment is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011. Early adoption is permitted.

ASU 2011-05

In June 2011, the FASB issued ASU No. 2011-05 ("ASU 2011-05") which amended the comprehensive income presentation guidance. The amendment requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. The guidance is effective for interim and annual periods beginning after December 15, 2011.

ASU 2011-04

In May 2011, the FASB issued ASU No. 2011-04 ("ASU 2011-04") for Fair Value Measurements and Disclosures (Topic 820). The amendment clarifies the existing guidance and adds new disclosure requirements. The guidance is effective for interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the potential impact of ASU 2011-04 on its financial statements.

Note 2 – Investments

a.  Non-current investments

The balance of investments as of December 31, 2011 and 2010, are composed of the following items:

	As of December 31,
	2011	2010
	(U.S. Dollars in thousands)

EMG *	$260,400	$361,323

Investment in Affiliates	9,040	9,771

Other Investments	431	657

	$269,871	$371,751

* The Company’s Financial Statements reflect a 16.8% interest in shares of EMG, with 8.2% held directly and 8.6% held through Merhav Ampal Energy Holdings, LP, an Israeli limited partnership (of which Ampal owns 50% and being consolidated due to effective control granted through the partnership's agreement).

The Company evaluates the carrying value amount of its interest in EMG annually in connection with the preparation of its financial statements.  In light of the recent developments in Egypt, the Company obtained updated interim valuations from an independent third-party valuation firm for the years ended December 31, 2011 and 2010. These periodic independent valuations obtained by the Company to assist in its preparation of financial statements customarily indicate a range of values depending on underlying assumptions. The valuations are based on the discounted cash flow (DCF) method. Due to current uncertainties, the valuation firm used a wide range of scenarios, including deferent assumptions regarding the profitability and discount rates of EMG. An adverse change in any of these assumptions, such as the price, quantity, delivery dates and reliability of the gas and discount rates, might result in additional reduction in the value of EMG.

The valuation ranges determined by the independent valuation firm for the following periods and the carrying amount of Ampal’s investment in EMG were:

At December 31, 2010, the valuation range was between $2,930 million and $3,280 million and the amount on which the carrying amount of Ampal's investment in EMG on a cost basis was based on a value of  $2,151 million.

At December 31, 2011, the valuation range was between $1,584 million and $1,856 million and the amount on which the carrying amount of Ampal's investment in EMG after impairment was based on a value of  $1,550 million.

The Company recorded in the year ended December 31, 2011 charges of $100.9 million and decreased deferred income taxes in the amount of $14.1 million in connection with its investment in EMG.

The principal factors affecting valuation are the price, quantity, delivery dates and reliability of the gas, as well as the discount rate. In determining the carrying value as of December 31, 2011and in light of the current events in Egypt, the Company addressed the risk in a combined approach through the discount rate and reduced cash flow scenarios. The Company considered possible scenarios including reductions from the contracted amounts in the quantity of gas to be delivered, reductions in the gross margins under EMG’s gas purchase and sale agreements, future interruptions in gas supply due to possible future attacks on the Egyptian gas infrastructure in Sinai and applied an average discount rate of 11.5% (based on the rate of 8% for the international CAPM and the impact of a project execution risk premium in the rate of 3.5%). The impact of 0.5% in the average discount rate will result in a change of $75 million in EMG's valuation. In the Company’s management’s judgment these assumptions and the adjustments based on these assumptions are reasonable.  Any change in the assumptions or adverse change in any of these factors could result in a reduction of EMG's expected cash flow, in additional material reduction in the value of EMG and additional reduction in the carrying value amount of the asset on the Company's balance sheet.  The Company will continue to evaluate developments with regard to EMG and will make determinations each fiscal period as to whether an impairment charge is appropriate.

b. Marketable securities

      The Company’s investments in marketable securities are mainly in government debentures and the Company classifies such investments as trading securities or available-for-sale securities.

(a)	Trading Securities

The cost and market values of trading securities at December 31, 2011 and 2010 are as follows:

		Cost	Unrealized Gains	Unrealized (Loss)	Market Value
		(U.S. Dollars in thousands)

Debentures	2011	$55	$0	$0	$55
		55	$0	0	55

Trading stocks	2010	$17	$10	$(2)	$25
Debentures	2010	$275	$81	$--	$356
		292	91	(2)	381

(b)	Available-For-Sale Securities

		Cost	Unrealized Gains	Unrealized (Loss)	Market Value
		(U.S. Dollars in thousands)

Debentures	2011	$133	$0	$(11)	$122
		133	0	(11)	122

Debentures	2010	$463	$46	$0	$509
		463	46	$0	509

Note 3 – Acquisitions and Dispositions

a)	From 2009 to 2011, the Company made the following investments:

1.	Option Agreement for Sugarcane Ethanol Project in Colombia

As summarized in the Company's previously filed annual and periodic reports, on December 31, 2009, Ampal signed an option exercise agreement (the “Exercise Agreement”) with Merhav (M.N.F.) Ltd. (“Merhav”) pursuant to which it exercised, subject to certain conditions, its option (the “Option”) to convert Ampal’s existing loan to Merhav (consisting of $20 million of principal plus accrued interest) (the “Loan”) into a 25% equity interest in the sugarcane ethanol production project in Colombia (the “Project”) being developed by Merhav.  The Loan is secured by Merhav’s pledge of its shares of Class A Stock of Ampal and guaranteed by Mr. Yosef A. Maiman’s personal guaranty.

Pursuant to the Exercise Agreement, the conversion of the Loan into a 25% equity interest in the Project will take the form of the issuance to Ampal of 25% of all of the issued and outstanding equity interests in Merhav Renewable Energies Limited, a Cyprus corporation and subsidiary of Merhav (“Merhav Energies”). The purchase price for the 25% equity stake in Merhav Energies, to be paid at closing, is the outstanding balance of the Note on December 31, 2009, or approximately $22.3 million. The closing of the purchase of the 25% equity stake and the conversion of the Loan is subject to, among other things, (i) the initial disbursement of (or other evidence of) long-term debt financing for the Project obtained from a financing bank or any other unaffiliated third party lender (the date such financing is obtained, the “Qualified Financing Date”), (ii) the payment in full of all outstanding amounts due and payable under the Note, and (iii) the delivery at closing of the Shareholders’ Agreement (as defined below) by Merhav and Ampal, setting forth certain agreements relating to the governance of Merhav Energies. Additionally, Merhav and Ampal have agreed that, under certain circumstances, each will arrange for loans to Merhav Energies from time to time through third parties, directly or indirectly, for up to $15 million. The Exercise Agreement contains other customary closing conditions, as well as customary representations and warranties.

The closing was to occur on the Qualified Financing Date or as soon as practicable thereafter, but no later than December 31, 2010 (the "Termination Date"). Since the Qualified Financing Date did not occur prior to December 31, 2010, on December 31, 2010, the parties amended the Exercise Agreement such that the Termination Date and the maturity date of the Note was extended to December 31, 2011. Additionally on December 31, 2010, all the rights and obligations of Ampal in the Project were assigned to MAG. Since the Qualified Financing Date was not likely occur prior to December 31, 2011, on November 12, 2011, the Special Committee of the Board of Directors of Ampal approved the amendment of the Exercise Agreement such that the Termination Date and the maturity date of the Note would be extended to December 31, 2012 and on December 8, 2011, the parties signed such amendment.

As stated above, as a condition to closing Ampal’s purchase of a 25% equity stake in Merhav Energies, Merhav, Ampal and Merhav Energies will enter into a Shareholders’ Agreement (the “Shareholders’ Agreement”), to provide for, among other things, (i) restrictions on the transfer of shares of Merhav Energies, (ii) a right of first refusal on transfers of shares of Merhav Energies, (iii) tag-along and drag-along rights on the transfer of shares of Merhav Energies, (iv) preemptive rights on the issuance of new shares of capital stock (or other equity interest) by Merhav Energies, subject to the anti-dilution rights of Ampal, and (v) the right of Ampal to designate 25% of the directors of Merhav Energies. In addition to preemptive rights under the Shareholders’ Agreement, Ampal has been granted anti-dilution protection, which may result in the issuance of additional shares of Merhav Energies to Ampal, in the event that, prior to end of the 180-day period following the commencement of the Project’s operations, Merhav sells, or Merhav Energies issues, shares of Merhav Energies at a per share price that is less than the per share price paid by Ampal under the Exercise Agreement.

Merhav is a multinational corporation with interests in a range of sectors, including energy, infrastructure projects and agriculture. Merhav is a controlling shareholder of Ampal and is wholly owned by Mr. Yosef A. Maiman, the President, CEO and member of the controlling shareholder group of Ampal. Because of the foregoing relationship, a special committee of the Board of Directors of Ampal composed of Ampal’s independent directors negotiated and approved the transaction. Houlihan Lokey Financial Advisors, Inc., which has been retained as financial advisor to the special committee, advised the special committee on this transaction.

2.	Global Wind Energy ("GWE")

Ampal invested in GWE $0.6 million, $1.5 million and $0.6 million in 2011, 2010 and 2009, respectively.

3.	Bay Heart Ltd. ("Bay Heart")

Ampal loaned to Bay Heart $0.9 million and $1.2 million in 2010 and 2009, respectively.

4.	F.C.C. SHIPPING Ltd ("FCC")

In March 2009 Gadot purchased a 39% stake in the shipping agency FCC for the amount of $0.4 million. FCC was nominated as the exclusive agent in Israel of Hanjin Shipping, a Korean shipping company.

5.	Merhav Agro Ltd.

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

FASB ASC 805, Business Combinations, excludes transfers of net assets or exchanges of equity interests between entities under common control. ASC 805 also states that transfers of net assets or exchanges of equity interests between entities under common control should be accounted for similar to the pooling-of-interests method (as-if pooling-of-interests) in that the entity that receives the net assets or the equity interests initially recognizes the assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity at the date of transfer. Because Gadot and Agro were under common control at the time of the acquisition, the transfer of assets and liabilities of Agro was accounted for at historical cost in a manner similar to a pooling-of-interests. For financial accounting purposes, the acquisition was viewed as a change in reporting entity and, as a result, required reclassification of the Company's financial statements for all periods subsequent to October 18, 2008, the date on which Agro was acquired. Accordingly, the Company's consolidated balance sheet as of December 31, 2009, the consolidated statements of operations for the year ended December 31, 2009 and the statements of changes in equity and consolidated statements of cash flows for the year ended December 31, 2009 were reclassified to include Agro. Agro's financial data has been included in the Chemicals segment.

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

6.	ADPO GHENT N.V.

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

7.	ACE

On November 17, 2011, Gadot, through its subsidiary, completed the purchase of 65% of the outstanding share capital of Agrinet Central Europe Ltd ("ACE"), an Israeli company which operates mainly in Eastern Europe in the agriculture field, for a purchase price of $2.67 million. Pursuant to the purchase agreement, Gadot was granted with a call option and the seller was granted with a put option for the remaining shares of ACE, and Gadot granted the seller an irrevocable option to choose one of ACE’s real estate properties in exchange for consideration of $70,000 and certain priority in the distribution of dividends by Gadot, as described in the agreement. Part of the purchase price was financed by Gadot’s own resources and the remainder by taking a long-term loan to a third party.

b)            From 2009 to 2011, Ampal made the following dispositions:

1.
The Company received proceeds in the total amount of $0.2 million, $0.1 million and $0.3 million from the sales of certain investments by FIMI Opportunity Fund L.P. in 2011, 2010 and 2009, respectively.

2.	The Company received $0.5 million in 2009, from the sale of its 50% holdings of Country Club Hod Hasharon Sport Center.

3.	The Company received $171.6 million and $8.3 million in 2011 and 2010, respectively, from the sale of all of the outstanding shares of 012 Smile (see Note 16).

Note 4 – Derivatives and Other Financial Instruments

The Company is exposed to certain risks relating to its ongoing business operations, including financial, market, political, and economic risks. The following discussion provides information regarding the Company's exposure to the risks of interest rates and foreign currency exchange rates.

The Company’s derivative activities are subject to management's discretion.

The interest rate and foreign exchange contracts are held for purposes other than trading. They are used primarily to mitigate uncertainty and volatility, and in order to cover underlying exposures. On May 15, 2009, the Company entered into a swap contract to convert some of its New Israeli Shekel ("NIS") denominated debt in the amount of NIS 150 million ($43.9 million) into U.S. Dollar denominated debt and to convert Israeli interest rates into LIBOR interest rates.

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

Asset Derivatives
________________________________________________________________________________

		(U.S. Dollars in thousands)
Derivative Instrument	Location	December 31, 2011	December 31, 2010
SWAP contracts	Other current assets	2,059	5,552

Liability Derivatives
_________________________________________________________________________________

		(U.S. Dollars in thousands)
Derivative Instrument	Location	December 31, 2011	December 31, 2010
SWAP contracts	Other current liabilities	1,668	0
Exchange rate contracts	Accounts payable, accrued expenses and others	79	0

Statements of Operations
________________________________________________________________________________

		(U.S. Dollars in thousands)
		Fiscal Year Ended December 31,
Derivative Instrument	Location	2011	2010	2009
SWAP contracts	Translation gain (loss)	(3,445)	(1,562)	376
Interest rate SWAP contracts	Interest gain (loss)	(1,716)	3,991	5,731
Exchange rate contracts	Translation gain	400	0	728

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

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010 consisted of the following (in thousands):

Fair Value Measurements at:

	December 31, 2011			December 31, 2010
	Level 1	Level 2	Total	Level 1	Level 2	Total
Trading securities *	$55	$0	$55	$381	$0	$381
Available for sale securities *	122	0	122	509	0	509
Derivative assets **	0	2,059	2,059	0	5,552	5,552
Derivative liabilities **	0	(1,747)	(1,747)	0	0	0
Total	$177	$312	$489	$890	$5,552	$6,442

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

** See Note 4.

The fair value of notes and loans payable and deposits payable is estimated by discounting the future cash flows using the current rates offered by lenders for similar borrowings with similar credit ratings and for the same remaining maturities. The fair value of debentures outstanding is determined based market prices. Capital notes in the amount of $95.9 million that were issued to the limited partners, other than Ampal, in Merhav Ampal Energy Limited Partnership, have no maturity date, bear no interest and are not linked to any index.

Investment in EMG with a carrying amount of $361.3 million was written down to its fair value of $260.4 million, resulting in a loss of $100.9 million, which was included in loss for the period. The carrying value of EMG is based, among other things, on nonpublic information.

The following table presents the carrying amount and fair value of financial assets and liabilities:

	As of December 31,
	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(U.S. Dollars in thousands)
Financial assets:
Cash and cash equivalents	$54,333	$54,333	$33,341	$33,341
Deposits, notes and loans receivable	44,789	44,789	57,391	57,391
Investments	177	177	890	890
	$99,299	$99,299	$91,622	$91,622
Financial liabilities:
Notes and loans payable	$437,296	$435,739	$516,639	$543,606
Debentures outstanding	237,084	78,594	280,339	301,114
	$674,380	$514,333	$796,978	$844,720

Note 6 - Intangible assets

The following table presents the components of the Company’s acquired intangible assets with definite lives:

		Original amount	Amortized balance
		December 31,	December 31,
	Weighted average amortization period	2011	2011	2010
	Years	U.S. Dollars in thousands
Options to purchase ships	At time of exercise	$4,984	$0	$2,990
Ships leasing	2-4	8,872	356	1,646
Supplier relation	8-9	6,599	1,586	2,317
Brand name	2	287	258
Licenses Agro	10	4,787	3,612	4,588
Software	3-15	3,799	1,506	1,985
Customer relation	18-19	5,481	2,875	3,537
Total identifiable intangible assets		34,810	10,193	17,063

Amortization expenses amounted to approximately $9,133, $8,250 and $6,126 (in thousands) for the years ended December 31, 2011, 2010 and 2009, respectively.

The yearly estimated amortization expense relating to Ampal’s amortizable intangible assets existing as of December 31, 2011, for the five years period ending December 31, 2017 is approximately $10.2 million.

Note 7 – Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010 are as follows:

(U.S. Dollars in thousands)

Balance as of January 1, 2010	$67,056
Changes during 2010:
Goodwill acquired during the year	$63,832
Goodwill classified as held for sale assets	$(66,748)
Translation differences	$6,530
Balance as of December 31, 2010	$70,670
Changes during 2011:
Goodwill acquired during the year	$804
Translation differences	$(4,380)
Balance as of December 31, 2011	$67,094

The Company recorded the goodwill as part of the purchase of Gadot and Gadot's subsidiaries.

Note 8 – Fixed assets

The balance of fixed assets as of December 31, 2011 and 2010 is comprised as follows:

	As of December 31,
	2011	2010
Cost:	(U.S. Dollars in thousands)

Vessels	$47,513	$44,341
Payments on accounts of Vessels under construction	71,542	66,880
Trailers	12,284	11,853
Land	12,255	10,543
Real estate	10,021	23,057
Tankers	71,857	66,897
Motor vehicles	1,397	748
Equipment	8,893	4,965
Leasehold improvement	4,318	4,281
	240,080	233,565

Accumulated depreciation	49,556	32,633
Fixed assets, net	$190,524	$200,932

Depreciation expenses amounted to approximately $16,503, $10,123 and $10,177 (in thousands) for the years ended December 31, 2011, 2010 and 2009, respectively.

During the year ended December 31, 2011, we had impairment of property, plant and equipment in the amount of $4.5 million.

Note 9 - Notes and Loans Payable

Notes issued to institutional investors in Israel (in the amount of $95.9 million), the note issued to MAG and other loans payable pursuant to bank borrowings are either in U.S. dollars, linked to the Consumer Price Index (“CPI”) in Israel or in unlinked NIS, with interest rates varying depending upon their linkage provision and mature between 2009 and 2019.

The Company finances its general operations and other financial commitments through bank loans and institutional lenders. As of December 31, 2011, the outstanding indebtedness under these bank loans and notes issued to institutional investors totaled $433.3 million and the loans mature through 2011-2019.

As of December 31, 2011, the Company has a $3.3 million loan with Union Bank of Israel that bears interest at the rate of LIBOR plus 2% to be repaid in six annual installments commencing on April 2, 2008.

The Company has a long-term loan from Bank Hapoalim in the aggregate amount of $3.5 million. The loan matures in 2018 and shall be paid in seven equal annual installments. As of December 31, 2011, the outstanding debt under the loan amounts to $3.5 million. Interest accrues at a floating rate equal to LIBOR plus 3.5% and is payable on a quarterly basis.

As of December 31, 2011, Gadot, a wholly owned subsidiary of Ampal, has short term loans, including current maturities, payable in the amount of $129.3 million and long term loans payable in the amount of $123.9 million. The various short term loans payable are either unlinked or linked to the USD or Euro and bear interest at rates between 2.3% to 6.25%. The various long term loans payable are either unlinked or linked to the CPI in Israel or linked to the USD or Euro and bear interest at rates between 0.5% to 11.4%.

As of December 31, 2011, the Company has two loans of approximately $43.7 million between MAG and Israel Discount Bank ("IDB"). The first loan is a revolving loan that has no principal payments and may be repaid in full or in part on December 31 of each year until 2019, when a single balloon payment will become due. The second loan also matures in 2019, has no principal payments for the first 1.5 years, and shall thereafter be paid in equal installments over the remaining 9.5 years of the term. Interest on both loans accrues at a floating rate equal to LIBOR plus 2% and is payable on a current basis. Ampal has guaranteed all the obligations of MAE under the Credit Facility and Ampal’s interest in Gadot has also been pledged to IDB as a security for the Credit Facility. Mr. Yosef Maiman has agreed to maintain ownership of a certain amount of the Company’s Class A Common Stock. The Credit Facility contains customary affirmative and negative covenants for credit facilities of this type. As of December 31, 2011, the outstanding indebtedness under these bank loans totaled approximately $79.5 million.

On December 19, 2011, the Company announced that due to the current political and security situation in Egypt, including the repeated interruptions of the gas supply to EMG, the Company requested that the Trustees of its Series A, Series B and Series C Debentures, which are listed on the Tel Aviv Stock Exchange (the "Debentures"), convene a  meeting of the holders of the Debentures (the “Holders”) on January 1, 2012 to appoint a Holders’ committee to discuss a proposal to postpone the principal payments due on the Debentures for 24 months.

On February 20, 2012, a meeting of the B Holders was held at the request of the B Holders' trustee and on March 6, 2012, the B Holders voted (the "Series B Resolution") to accelerate and set to immediate repayment the entire outstanding amounts under the Series B Debentures. The Series B Resolution provided that the acceleration would be effective two weeks after March 6, 2012, unless an additional two-week extension was granted by the committee, formed by the B Holders (the "Series B Committee") to represent the B Holders. Such extension was granted on March 20, 2012. Additional postponements of the effective date of the acceleration of the Series B Debentures are possible subject to the approval of the majority of the B Holders. As of March 12, 2012, due to the acceleration, the total amount outstanding (including interest) under the Series B Debentures (excluding the Series B Debentures held by the Company) is NIS 527,024,735 (approximately $138.4 million). See also Note 1.

A meeting of the Series A and Series C Debenture holders is scheduled to be held on April 3, 2012, at the request of the Series A and Series C Debenture holders' trustees. On the agenda is a resolution to accelerate and set to immediate repayment the entire outstanding amounts under the Series A and Series C Debentures.

Accordingly, the company classified the debentures and the loan from IDB as a current liability.

The weighted average interest rates and the balances of these short-term borrowings at December 31, 2011 and December 31, 2010 were 4.3% on $134.9 million and 3.8% on $131.9 million, respectively.

Payments due as of December 31, 2011:

	(U.S. Dollars in thousands)

	Short-Term Notes and loans payable	Long-Term Notes and loans payable	Total
2012	$211,047	$0	$211,047
2013		25,690	25,690
2014		13,875	13,875
2015		13,143	13,143
2016		12,771	12,771
After year 2016		160,770	160,770
	$211,047	$226,249	$437,296

Note 10 - Debentures

On January 1, 2012, the Company held a meeting with the Holders where the Company proposed to restructure (the “Proposal”) the Debentures to postpone all principal payments due thereunder for the next two years, while continuing to make the interest payments as scheduled. Under the Proposal, the principal amount of the Debentures would not be reduced, and after the two-year period the principal payment schedule for the Debentures would return to the original terms.  The Company requested that the Holders appoint a delegation (a committee of representatives) of Holders to discuss the Proposal.

On January 18, 2012, the Company announced that two separate Holders’ committees had been formed: one to represent the Series A and Series C Debenture holders and the other to represent the Series B Debenture holders (the “B Holders”).

On January 22, 2012, the Company announced that its Board of Directors decided to postpone making the principal payments currently coming due on the Debentures, but to continue making interest payments as scheduled. In accordance with the decision, on January 31, 2012, the Company made an interest payment on the Series B Debentures (the “Series B Debentures”) to the B Holders on the scheduled payment date, and the Company did not request the return of the Company's funds held by the trustee for the B Holders.

On February 20, 2012, a meeting of the B Holders was held at the request of the B Holders' trustee and on March 6, 2012, the B Holders voted (the "Series B Resolution") to accelerate and set to immediate repayment the entire outstanding amounts under the Series B Debentures. The Series B Resolution provided that the acceleration would be effective two weeks after March 6, 2012, unless an additional two-week extension was granted by the committee, formed by the B Holders (the "Series B Committee") to represent the B Holders. Such extension was granted on March 20, 2012. Additional postponements of the effective date of the acceleration of the Series B Debentures are possible subject to the approval of the majority of the B Holders. As of March 12, 2012, due to the acceleration, the total amount outstanding (including interest) under the Series B Debentures (excluding the Series B Debentures held by the Company) is NIS 527,024,735 (approximately $138.4 million).

For as long as the A and C Undertaking is in effect,

a.
except in the ordinary course of their respective businesses, and only on arm’s length terms and for consideration to be received solely by Ampal or the applicable subsidiary, neither the Company nor any of its subsidiaries will dispose of any of their respective material assets or shall voluntarily permit the creation of new liens on any of their respective properties; provided that the Company may take the actions described above upon giving at least seven days’ prior notice to the A and C Debenture Representatives and the Trustees;

b.
neither the Company nor any of its subsidiaries will be party to any new transactions with their respective controlling shareholders or any of their respective officers, or with any entity in which their respective controlling shareholders or officers have a personal interest; provided that the Company or a subsidiary may enter into any such transactions upon giving at least seven days’ prior notice to the A and C Debenture Representatives and the Trustees;

c.	the Company will not distribute any dividends without the prior written consent of the A and C Debenture Representatives;

d.	the Company or any of its subsidiaries will not repurchase any of its debentures;

e.
the Company will not make any payments (other than interest payments) on its debentures provided that the Company may make such payments upon giving at least seven days’ prior notice to the A and C Debenture Representatives and the Trustees;

The Company also agreed to bear certain expenses of the Trustees and the Debenture Representatives, and as security for the payment of such costs, the Company deposited NIS150,000 (approximately $40,400) with the Trustees.  Additionally, the Company agreed to fully cooperate with the Trustees and the A and C Debenture Representatives and provide them with all reasonably required information regarding the Company and its subsidiaries, subject to the Trustees and the A and C Debenture Representatives entering into a non-disclosure agreement with the Company.

The A and C Undertaking provides that nothing contained in the A and C Undertaking limits any party’s right to defend its interests and assert its legal rights as it may deem fit, including through the initiation of legal or similar proceedings.

Additionally, the B Holders voted to authorize the commencement of legal actions and other measures, at the discretion of Clal Finance Trusts 2007 Ltd., the trustee for the B Holders, and/or at the recommendation of the Series B Committee, to collect the principal payment which was due on January 31, 2012 and which the Company did not make. The B Holders also voted to empower the Series B Committee to continue negotiations with the Company to settle payments to the B Holders and/or to restructure the Series B Debentures, to protect the rights of the B Holders and to receive all required information from the Company regarding its financial status and its ability to meet its obligations. Accordingly, the Debentures have been classified as short-term obligations.

On February 23, 2012, the Company provided an undertaking (the “B Undertaking”) to the representatives (collectively, the “B Debenture Representatives”) of the B Holders. Through the B Undertaking, the Company has agreed to certain restrictions on its operations.  The B Undertaking will remain in effect until the earlier of: (i) an agreement is reached with the Company’s Series A, Series B and Series C debenture holders; (ii) seven days after the Company notifies the Series B Trustee that negotiations have ceased; (iii) upon the notification by any of the Series B Trustee, the B Holders or the B Debenture Representatives to the Company that negotiations have ceased; (iv) upon the initiation of legal proceedings against the Company (including, without limitation, a notice to the Company demanding acceleration of the debt); or (v) upon the initiation of legal proceedings against the Company by the Series B Trustee or anyone on its behalf in a proceeding not initiated by the Company.  The Company has agreed to the following restrictions, including, without limitation:

For as long as the B Undertaking is in effect,

a.
except in the ordinary course of their respective businesses, and only on arm’s length terms and for consideration to be received by Ampal or by entities directly or indirectly controlled by Ampal ("Controlled Entities"), neither the Company nor any of the Controlled Entities will dispose of, provide options on or create liens on any of their respective material assets (including, without limitation, in its investments in East Mediterranean Gas Co. and the sugarcane ethanol production project in Colombia);

b.
neither the Company nor any of the Controlled Entities will be party to any new transactions with their respective controlling shareholders or any of their respective officers, or with any entity in which their respective controlling shareholders or officers have a personal interest (other than with respect to certain existing and ongoing transactions);

c.	the Company will not distribute any dividends and will not repay any shareholders’ loan without the prior written consent of the B Debenture Representatives;

d.
neither the Company nor any of the Controlled Entities will make any payments to the controlling shareholder of the Company, his relatives or any entities owned or controlled by him and/or by his relatives (other than with respect to certain existing and ongoing transactions), without the prior written consent of the B Debenture Representatives;

e.
neither the Company nor any the Controlled Entities will make any payments to any third party, if such payments are secured by a direct or indirect guaranty of the controlling shareholder of the Company, without the prior written consent of the B Debenture Representatives;

f.
neither the Company nor any of the Controlled Entities will make any payments to their respective financial creditors (other than with respect to certain payments to banks) without the prior written consent of the B Debenture Representatives;

g.
neither the Company nor any of the Controlled Entities will repurchase, resell, transfer or pledge any of its debentures, or take any actions related to any of its repurchased debentures, other than any actions required to deregister such debentures from trade; and

h.	the Company will not make any payments on its debentures (other than interest payments).

The Company also agreed to bear certain expenses of the Series B Trustee and the B Debenture Representatives, and as security for the payment of such costs, the Company deposited NIS250,000 (approximately $66,500) with the Series B Trustee.  Additionally, the Company agreed to fully cooperate with the Series B Trustee and the B Debenture Representatives and provide them with all required information regarding the Company, its assets and its subsidiaries, subject to the Series B Trustee and the B Debenture Representatives entering into a non-disclosure agreement with the Company.

The B Undertaking provides that nothing contained in the B Undertaking limits any party’s right to defend its interests and assert its legal rights as it may deem fit, including through the initiation of legal or similar proceedings.

On March 5, 2012, the Company announced that its Board of Directors decided that the Company intended to make an interest payment which was due to be paid to the Series C Debenture holders on March 7, 2012 (the "Series C Interest Payment"), if the Series B Resolution was not approved. The Board further decided that if the Series B Resolution was approved (as it was on March 6, 2012, as described above), the Series C Interest Payment would be postponed until it was clear to the Company whether the Series B Resolution to accelerate the Company's entire debt owed to the B Holders and set it to immediate payment would be enforced.

On March 26, 2012, the Company announced that the Series C Interest Payment will be paid on March 29, 2012 by transferring funds that are deposited with the trustee for the Series C debenture holders, in favor of the Series C debenture holders, and in accordance with the resolution of the Series C debenture holders of March 22, 2012.

A meeting of the Series A and Series C Debenture holders is scheduled to be held on April 3, 2012, at the request of the Series A and Series C Debenture holders' trustees. On the agenda is a resolution to accelerate and set to immediate repayment the entire outstanding amounts under the Series A and Series C Debentures.

On September 13, 2010, Ampal completed a public offering in Israel of NIS 170.0 million (approximately $45.0 million) aggregate principal amount of its Series C debentures, due in 2019. The debentures are linked to the CPI and carry an annual interest rate of 6.95%. The Series C debentures rank pari passu with Ampal’s unsecured indebtedness. The debentures will be repaid in six equal annual installments commencing on September 7, 2014, and the interest will be paid semi-annually. As of December 31, 2011, the outstanding debt under the debentures amounts to $44.2 million. Ampal deposited an amount equal to $12.5 million with Ziv Haft Trust Company Ltd. in accordance with a trust agreement dated August 31, 2010, to secure the first four years worth of payments of interest on the debentures. As of December 31, 2011, the outstanding amount of the deposit was $9.2 million. The debt offering was made solely to certain non-U.S. institutional investors in accordance with Regulation S under the U.S. Securities Act of 1933, as amended. The notes have not been and will not be registered under the U.S. securities laws, or any state securities laws, and may not be offered or sold in the United States or to United States persons without registration unless an exemption from such registration is available.

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

On August 11, 2011, Midroog downgraded the Debentures' ratings by three notches, to BA3 from BAA3 with a negative outlook.

On December 22, 2011 Midroog has downgraded the Debentures' ratings by three notches, to B3 from BA3 with a negative outlook.

On March 15, 2012, Midroog downgraded the Debentures’ ratings by three notches, to Caa3 from B3 with a negative outlook.

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

On April 27, 2011 and May 8, 2011, Ampal announced that Ampal’s Board of Directors approved a repurchase program of the Debentures that are traded on the Tel Aviv Stock Exchange (“TASE”). Under the program, Ampal is authorized to repurchase the Debentures in a total amount not in excess of the NIS equivalent of $30 million. The repurchases may be made in transactions in TASE or outside TASE, in block trades or otherwise.

The program was suspended at the Board of Directors' discretion at the beginning of 2012.

During the year ended December 31, 2011, the Company repurchased 10,619,296 Series A Debentures, 38,778,155 Series B Debentures and 7,084,437 Series C Debentures for an aggregate amount of $12.1 million. The Company recorded a gain of $5.8 million due to the repurchase of the debentures.

On April 29, 2008, Ampal completed a public offering in Israel of NIS 577.8 million (approximately $166.8 million) aggregate principal amount of Series B Debentures due 2017. The debentures are linked to the CPI and carry an annual interest rate of 6.6%. The debentures rank pari passu with Ampal’s unsecured indebtedness. The debentures will be repaid in five equal annual installments commencing on January 31, 2012, and the interest will be paid semi-annually. As of December 31, 2011, the outstanding debt under the debentures amounts to $136.9 million, due to the change in valuation of the NIS as compared to the U.S. dollar. Ampal deposited an amount of $44.6 million with Clal Finance Trusties 2007 Ltd. in accordance with a trust agreement dated April 6, 2008, to secure the first three years’ worth of payments of interest on the debentures. As of December 31, 2011, the outstanding amount of the deposit was $5.0 million.

On November 20, 2006, the Company entered into a trust agreement with Hermetic Trust (1975) Ltd. pursuant to which the Company issued notes to institutional investors in Israel in the principal aggregate amount of NIS 250.0 million (approximately $58.0 million) with an interest rate of 5.75%, which is linked to the CPI. The Series A Debentures were registered for trading on the TASE in August 2007. The notes shall rank pari passu with the Company’s unsecured indebtedness. The notes will be repaid in five equal annual installments commencing on November 20, 2011, and the interest will be paid semi-annually. As of December 31, 2011, the outstanding debt under the notes amounts to $53.6 million, due to the change in valuation of the NIS as compared to the U.S. dollar.

	Series A Debentures		Series B Debentures		Series C Debentures
	par value in NIS in thousands	U.S. Dollars in thousands	par value in NIS in thousands	U.S. Dollars in thousands	par value in NIS in thousands	U.S. Dollars in thousands
Date of issuance	November 20, 2006		April 29, 2008		September 13, 2010
Linkage	Israeli CPI		Israeli CPI		Israeli CPI
Interest	5.75%		6.60%		6.95%+1.00%(*)
Maturity date	November 2015		January 2016		September 2019
Balance as of December 31, 2008	244,926	68,995	509,099	138,661
Purchased in 2009	15,039	3,795	7,929	1,936
Balance as of December 31, 2009	229,887	67,772	501,170	143,167
Issuance					170,000	45,093
Balance as of December 31, 2010	229,887	73,747	501,170	155,787	170,000	48,425
Purchased in 2011	10,620	3,532	38,778	12,226	7,084	2,193
Paid (net)	43,85	13,743
Balance as of December 31, 2011	175,414	53,602	462,392	136,913	162,916	44,205

(*) See the description above.

As of December 31, 2011, Gadot had $2.4 million outstanding under its debentures. These debentures are not convertible into shares and are repayable in five equal annual installments on September 15, of each of the years 2008 through 2012. The unsettled balance of the principal of the debentures bears annual interest at the rate of 5.3%. The principal and interest of the debentures are linked to the CPI and the interest is payable in semi-annual installments on March 15 and September 15 of each of the years 2006 through 2012.

Note 11 – Accounts payable accrued expenses and others

(a)	The balance of accounts payable accrued expenses and others as of December 31, 2011 and 2010 is comprised as follows:

	As of December 31,
	2011	2010
	(U.S. Dollars in thousands)
Short term:
Deferred income	$2,331	$2,135
Accrued expenses	11,666	31,319
Trade	59,958	55,516
Others	17,945	13,134
	91,900	102,104
Long term:
Others	16,661	14,030
	$108,561	$116,134

(b)	Accrued severance liabilities:

Israeli labor laws and agreements require payment of severance pay upon dismissal of an employee or upon termination of employment in certain other circumstances. The Company's severance pay liability in Israel, which reflects the undiscounted amount of the liability as if it was payable at each balance sheet date, is calculated based upon length of service and the latest monthly salary (one month’s salary for each year worked).

The Company’s liability for severance pay pursuant to Israeli law is partly covered by insurance policies. The accrued severance pay liability of $14.6 million is included in accounts payable, accrued expenses and other liabilities – others, as of December 31, 2011.

The Company expects that the payments relating to future benefits to its employees upon their retirement at normal retirement age in the next 10 years will be immaterial. These payments are determined based on recent salary rates and do not include amounts that might be paid to employees who will cease working with the Company before their normal retirement age or amounts paid to employees whose retirement age extends beyond the year 2021.

Note 12 – Shareholders’ Equity

Set forth below is our treasury stock as of December 31, 2011, 2010 and 2009:

	Fiscal Year Ended December 31,
	2011	2010	2009
CLASS A STOCK	(U.S. Dollars in thousands)
Balance, beginning of year - 7,143,557, 7,143,557 and 6,851,454 shares, respectively, at cost	$(28,763)	$(28,763)	$(28,500)
Shares purchased 0, 0 and 292,103, respectively	0	0	(263)
Balance, end of year - 7,143,557, 7,143,557 and 7,143,557 shares, respectively, at cost	$(28,763)	$(28,763)	$(28,763)

Note 13 – Stock Options

On October 15, 2010, the Company’s Board of Directors adopted and approved, subject to the approval of the Company’s shareholders, which was received on the annual meeting of shareholders held on May 5, 2011, the 2010 Incentive Plan (the “2010 Plan”). Upon shareholder approval, the Incentive Plan became effective as of October 5, 2010 and will remain in effect for a period of ten years.  Stockholder approval of the 2010 Plan is intended to, among other things, (i) comply with the rules and regulations of the NASDAQ Stock Market, and (ii) permit the awards under the 2010 Plan to qualify for deductibility under Section 162(m) of the Internal Revenue Code of 1986, as amended.

The 2010 Plan permits grants of options (including incentive stock options), stock appreciation rights (“SARs”), restricted stock, performance awards, other stock unit awards and dividend equivalents.  The maximum number of shares of the Company’s common stock issuable under the Incentive Plan is 2,000,000, plus shares that remain available under the Company’s shareholder-approved 2000 Incentive Plan, as amended (the “2000 Plan”).  As of December 31, 2011, 3,956,625 options under the 2000 Plan are outstanding.

The Stock Option and Compensation Committee (the “Compensation Committee”) may grant options (including incentive stock options) under the 2010 Plan either alone or in addition to other awards granted under the 2000 Plan.  The exercise price for options cannot be less than the fair market value of the stock underlying such options on the date of grant, which shall be the closing price of the stock as reported on the NASDAQ Stock Market on the date of grant or the immediate preceding date if there is no closing price at the time of such grant.  Under the 2010 Plan, the Compensation Committee may reprice options without obtaining shareholder approval.

The 2000 Plan imposes the following annual per-participant award limits: no participant may be granted options or SARs during any 12-month period with respect to more than 500,000 shares or (ii) restricted stock, performance awards or other stock unit awards that are denominated in stock in any 12-month period with respect to more than 500,000 shares.  Additionally, the maximum dollar value payable to any participant in any 12-month period with respect to performance awards and/or other stock unit awards that are valued with reference to property other than stock is $1,000,000.

On October 5, 2010 and on May, 5 2011, the Company’s Board of Directors approved grants pursuant to the 2010 Plan to Sabih Saylan and Revital Degani, directors of the Company, of options to purchase 180,000 shares of the Company’s Class A Stock at an exercise price of $1.65 and $1.21, respectively, per share.

The weighted average grant date fair value of options granted during 2011, 2010 and 2009 was $0.77, $1.25 and $1.07, respectively.

On December 8, 2008, Ampal’s Compensation Committee and its Board approved the repricing of outstanding options to purchase, in the aggregate, 2,270,000 shares of Ampal’s Class A Stock, which were previously granted to ten of the Company’s current employees, executive officers and directors pursuant to the 2000 Plan. The outstanding options had been originally issued with exercise prices ranging from $3.12 to $5.35 per share, which represented the then current market prices of Class A Stock on the dates of the original grants. The repricing was effected by canceling the outstanding options, and granting to each holder of cancelled outstanding options a new option, with a 10-year term, to purchase the total number of shares of Class A Stock underlying such cancelled outstanding options, at an exercise price equal to $1.17 per share, the closing price of Class A Stock on NASDAQ on December 5, 2008, the most recent closing price prior to the approval by the Board of and the Committee. The repriced options maintain the vesting schedule of the cancelled outstanding options. The total expense for the repricing was approximately 199 thousand dollars and would amortize in a period of three years until 2011.

The following table summarizes the activity of both Plans for the years 2011, 2010 and 2009, respectively:

	Options (in thousands)	Weighted- Average Exercise Price (U.S. Dollars)		Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (U.S. Dollars in thousands)

Outstanding at January 1, 2011	3,957	$1.61
Granted at fair value	180	$1.21
Forfeited	(420)	$1.17	*

Outstanding at December 31, 2011	3,717	$1.56		5.96	4,601

Exercisable at December 31, 2011	2,837	$1.44		5.23	3,196

* After repricing

	Options (in thousands)	Weighted- Average Exercise Price (U.S. Dollars)		Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (U.S. Dollars in thousands)

Outstanding at January 1, 2010	3,053	$1.29
Granted at fair value	910	$2.69
Forfeited	(6)	$1.17	*

Outstanding at December 31, 2010	3,957	$1.61		6.78	2,756

Exercisable at December 31, 2010	2,759	$1.35		5.88	2,658

* After repricing

	Options (in thousands)	Weighted- Average Exercise Price (U.S. Dollars)		Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (U.S. Dollars in thousands)

Outstanding at January 1, 2009	2,921	$1.53
Granted at fair value	180	$2.35
Forfeited	(48)	$1.17	*

Outstanding at December 31, 2009	3,053	$1.29		7.03	4,303

Exercisable at December 31, 2009	2,211	$1.24		6.42	3,219

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

The fair value of options granted during the years ended December 31, 2011, 2010 and 2009 were estimated using the following weighted average assumptions: (1) expected life of options of 5.03, 5.03 and 5 years, respectively; (2) dividend yield of 0%; (3) volatility of 77.41%, 53.37% and 49.84%, respectively; and (4) risk free interest of 1.88%, 2.13% and 2.31%, respectively.

Total stock-based compensation expense recognized was approximately $612,495 and $844,490 for the years 2011 and 2010, respectively. No share-based compensation was capitalized in the consolidated financial statements.

At December 31, 2011, there was $1.19 million of total unrecognized, pre-tax compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted-average period of approximately four years. The Company settles employee stock options exercises primarily with newly issued common shares and occasionally with treasury shares.

Note 14 – Earnings (Loss) Per Class A Share

Basic net earning (loss) per share is computed by dividing net income (loss) by the weighted-average number of common stock shares outstanding for the period. In 2011, 2010 and 2009, all outstanding stock options have been excluded from the calculation of the diluted loss per share because all such securities are anti-dilutive for these years presented. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share follows (in thousands, except per share amounts):

	Year Ended December 31,
	2011	2010	2009

Net loss attributable to Ampal's shareholders from continuing operations	$(129,387)	$(64,645)	$(19,481)

Net income from discontinued operations	34,066	19,903	--

Weighted average Class A shares outstanding	56,134	56,134	56,151

Basic and diluted net income (loss) per share:
Loss from continuing operations	(2.30)	(1.15)	(0.35)
Discontinued operations	0.61	0.35	--
Basic and diluted	$(1.69)	$(0.80)	$(0.35)

Options and rights that were not included in the calculations of diluted earnings per Class A shares for the years ended December 31, 2011, 2010 and 2009 because such options and rights are anti-dilutive are as follows:

	Year ended December 31,
	2011	2010	2009
	(Options and Rights in thousands)

Options and Rights	3,717	3,956	3,053

Note 15 – Income Taxes

	Year Ended December 31,
	2011	2010	2009
	(U.S. Dollars in thousands)
The components of income tax expense (benefit) are:
Continuing operations	$15,765	$(7,071)	$(10,403)
Discontinued operations	6,895	-	-
	22,660	(7,071)	(10,403)
The components of current and deferred income tax expense (benefit) are:
Current:
Federal	$-	-	-
Foreign	3	-	-
State and local	2	6	3
Deferred:
State and local	-	-	-
Federal	20,652	(4,993)	(9,104)
Foreign	(4,892)	(2,084)	(1,299)
Total	$15,765	$(7,071)	$(10,403)

The domestic and foreign components of loss before income taxes and minority are:

Domestic	$(28,410)	$(18,979)	$(23,508)
Foreign	(106,935)	(50,105)	(6,801)
Total	$(135,345)	$(69,084)	$(30,309)

A reconciliation of income taxes between the statutory and effective tax is as follows:

Federal income tax (benefit) at 35%	$(47,371)	$(24,179)	$(10,608)
Taxes on foreign Gain (Loss) below U.S. rate	4,857	(14,793)	(4,438)
Change in unrecognized tax benefits (expense)	4,616	1,050	-
Changes in valuation allowance	53,309	851	4,315
Other	354	414	328
Total effective tax: 5.2%, 10.2% and 34.3%, respectively	$15,765	$(7,071)	$(10,403)

	As of December 31,
	2011	2010
Deferred tax assets:
The components of deferred tax assets and liabilities are as follows:
Net operating loss and capital loss carryforwards	$76,712	$68,121
Unrealized losses on investments	26,082	700
Foreign tax credits carryforwards	4,180	4,180
Total deferred assets	106,974	73,001
Valuation allowance	(84,888)	(31,579)
Net deferred tax assets	22,086	41,422

Deferred tax liabilities:
Unrealized gain from securities	5,970	4,716
Depreciation and amortization	7,732	9,059
Total deferred tax liability	13,702	13,775

Net deferred tax assets	$8,384	$27,647

As of December 31, 2010, the Company recognized an unrecognized tax benefit liability of $1,949,000. During 2011 the Company recognized an additional unrecognized tax benefit liability at the amount of $4,616,000 due to a change in unrecognized foreign expenses.

The following table summarizes the activity related to the Company’s unrecognized tax benefit liability:

	U.S. dollars in thousands
	2011	2010	2009
Balance at the beginning of the year	$1,949	$582	$607
Increases related to previous years tax positions	--	--	--
Unrecognized tax benefit liability	4,616	--	--
Expiration of the statute of limitations for the assessment of taxes	--	1,367	(25)
Balance at the end of the year	$6,565	$1,949	$582

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

A summary of open tax years by major jurisdiction is presented below:

Years:	Jurisdiction:
2008-2011	Israel
2007-2011	United States (1)

(1) Includes federal, state, and provincial (or similar local jurisdictions) tax positions.

As of December 31, 2011, valuation allowance is provided against tax benefits on foreign net operating loss carryforwards of $84.9 million.

As of December 31, 2011, the Company has foreign tax credits of $4.2 million that will expire in the years 2014 through 2017.

               As of December 31, 2011, the Company has U.S. federal net operating loss carryforwards of approximately $94.2 million that will expire in the years 2025 through 2031. The utilization of net operating loss carryforwards may be subject to substantial annual limitations if there has been a significant “change in ownership.” Such a “change in ownership,” as described in Section 382 of the Internal Revenue Code, may substantially limit the Company’s utilization of the net operating loss carryforwards.

Note 16 – Discontinued operations

On March 3, 2011, MAG completed its sale of all of the outstanding shares of 012 Smile, a wholly owned subsidiary of MAG, to Partner, in accordance with the Share Purchase Agreement between MAG, 012 Smile and Partner, signed on October 13, 2010. As part of the 012 Sale, Partner also assumed approximately NIS 800 million (approximately $225.4 million) of the total debt of 012 Smile. Accordingly, 012 Smile has been reported as discontinued operations since December 31, 2010. The 012 Sale closed on March 3, 2011. Partner paid to Ampal approximately NIS 650 million (approximately $180 million) out of which Ampal recorded a gain of $28.9 million, net of an early repayment fee the Company paid in connection with the repayment of a loan received to finance the purchase of 012 Smile and net of tax, from the 012 Sale. In addition the Company recorded income from discontinued operations of $19.9 million in 2010 and $5.2 million in the period ended December 31, 2011.

All the indirect interest expenses were recorded as a continuing operation.

Classification

We classified certain operations as discontinued using U.S. GAAP, as the associated operations and cash flows will be eliminated from our ongoing operations and we will not have any significant continuing involvement in their operations after the respective sale transactions. For all periods presented, all of the operating results for these operations were removed from continuing operations and are presented separately as discontinued operations, net of tax. The Notes to the Consolidated Financial Statements were adjusted to exclude discontinued operations unless otherwise noted.

Note 17 – Investments in Affiliates

The companies accounted for by the equity method and the Company’s share of equity in those investees are:

	As of December 31,
	2011	2010
	%	%
Bay Heart Ltd.	37	37
Conmart Ltd.	50	50
Global Wind Energy	50	50
Temco International Ltd.	50	50
Gadko Logistics Ltd.	50	50
Trinet Investment in High-Tech Ltd.	37.5	37.5
Trinet Venture Capital Ltd.	50	50

Affiliates' assets and pre-tax income (loss) are not significant compared to the consolidated total assets and pre-tax loss, respectively.

Note 18 – Operating Segments Information

Segment information presented below results primarily from operations in Israel.

The chemical segment consists of the investment in Gadot, an Israeli company, which operates mainly in distribution and marketing of liquid chemicals for raw materials used in the chemical industry.

The energy segment consists of the investment in EMG, an Egyptian joint stock company, which holds the right to supply natural gas to Israel through a pipeline from Egypt to Israel, and GWE, a joint venture that focuses on the new development and acquisition of controlling interests in renewable energy.

The real estate rental segment consistes of rental property owned in Israel and the United States leased to unrelated parties.

The leisure-time segment consists of Country Club Kfar Saba Ltd. ("Kfar Saba"), the Company’s 51%-owned subsidiary located in Israel.

The finance segment consists of all other activity which is not part of the above segments.

	Ampal - Operating Segments Information
	(U.S. Dollars in thousands)
	Chemical	Finance	Real Estate	Energy	Leisure-Time	Inter-Company Adj.	Other Adj.	Total (**)
2011
Revenues (*)	540,426	31,978			2,935			575,339
Equity in Earnings (losses) of Affiliates	1,437		(1,134)	(317)				(14)
Interest Income		3,535						3,535
Interest expense	10,747	32,970			136			43,852
Pretax Operating Income (loss)	(10,685)	(23,889)		(100,923)	166		(14)	(135,345)
Total Assets for year end	462,180	452,538		260,400	3,308	(331,817)		846,609
Investment in Affiliates for year end	1,541	19	5,409	2,071				9,040
Capital Expenditures	6,518	9			101			6,628
Depreciation and Amortization	24,686	1,357		100,923	174			127,140

(**) Excluding held for sale assets and discontinued operation

	Chemical	Finance	Real Estate	Energy	Leisure-Time	Inter-Company Adj.	Other Adj.	Total (**)
2010
Revenues (*)	496,551	5,431			2,980			504,962
Equity in Earnings (losses) of Affiliates	1,257		(972)	(1,217)				(932)
Interest Income		925						925
Interest expense	13,979	30,070			184			44,233
Pretax Operating Income (loss)	(10,623)	(67,003)			235		(932)	(78,323)
Total Assets for year end	469,056	508,998		361,323	3,714	(357,654)		985,436
Investment in Affiliates for year end	1,518	19	6,209	2,025				9,771
Capital Expenditures	6,289	83			195			6,567
Depreciation and Amortization	17,047	1,247			154			18,448

(**) Excluding held for sale assets and discontinued operation

	Chemical	Finance	Real Estate	Energy	Leisure-Time	Inter-Company Adj.	Other Adj.	Total
2009
Revenues (*)	414,011	14,444			2,700		(5,399)	425,756
Equity in Earnings (losses) of Affiliates	1,239	(639)	(1,814)					(1,214)
Interest Income		3,553						3,553
Interest expense	7,041	25,924			194			33,159
Pretax Operating Income (loss)	984	(30,241)			162		(1,214)	(30,309)
Total Assets for year end	421,844	509,237		361,323	3,396	(335,759)		960,041
Investment in Affiliates for year end	3,305	19	5,894					9,218
Capital Expenditures	43,490	363			471			44,324
Depreciation and Amortization	15,126	1,003			174			16,303

(*) Including additional revenues line items that are specific to the relevant segment.

Corporate office expense is principally applicable to the financing operation and has been charged to that segment above. Revenues and pretax operating gain above exclude equity in earnings of affiliates.

Revenues by Geographic Area:

	2011	2010	2009
	(U.S. Dollars in thousands)
Israel	297,223	236,383	211,539
Europe	223,089	238,666	197,429
America	49,268	23,988	17,329
Australia	192	282	--
Africa	2,123	2,901	4,118
Asia	3,444	2,742	740
Total	575,339	504,962	425,756

Note 19– Commitments and Contingencies

(a)
The combined minimum annual lease payments on Ampal’s corporate offices in New York and in Israel and its subsidiary in Kfar Saba in 2011 were $0.8 million. The lease of the corporate office in New York expires in 2012, the lease of the office in Herzelia Pituach expires in 2016 and the Kfar Saba lease expires in 2038. In the years 2012-2016, the combined annual lease payments on those premises will be in an aggregate amount of $3.5 million, and thereafter, an amount totaling $5.7 million.

(b)
Gadot leases seven vessels, with an aggregate loading capability of approximately 84,712 tons. The lease period for two of the vessels shall expire at the middle of 2012. The lease period for another three of the vessels shall expire at the end of 2013. The lease period for the remaining two vessels shall expire at the beginning of 2015 with an option to purchase.

The aggregate lease fees for the seven leased vessels in 2011 amounted to $25.0 million. In 2012, the lease payments are expected to amount to approximately $23.7 million. The combined minimum annual lease payments are expected to amount to approximately $53.0 million.

Gadot has contracted a shipyard for the construction of four additional vessels built with a loading capability of 17,500 each, for a consideration of approximately $27 million per vessel. These vessels will be delivered during 2012 and 2013.(see also information on arbitration process in respect of such vessels).

(c)	The combined minimum annual lease payments for Gadot’s offices and other land used in its operations is expected to amount to approximately $12.7 million.

(d)
Gadot leases a 17,000 square meter storage tank facility located in the northern bank of the Kishon port in Haifa from the port authority. The lease expires in 2022. Gadot also leases an additional 56,000 square meter storage tank area from the port authority located in the southern terminal of the Kishon port in Haifa in connection with its storage and loading services. This lease expires in 2014. Gadot also owns an additional 20,000 square meters area adjacent to the northern terminal, serving as its Israeli logistics facility and analytical and quality assurance laboratory. The lease payments for the land utilized by the northern and southern terminals in 2011 were approximately $3.0 million. These lease fees are calculated according to the amount of space utilized by Gadot and by the amount and type of materials transported. Gadot has provided the port authority with bank guarantees in the amount of approximately $1.9 million, linked to the CPI, in order to secure payments under these leases.

(e)
Gadot grants senior employees that are not interested parties performance bonuses in addition to their monthly salary. These bonuses are calculated as a percentage of profits, ranging between 5% and 8%.

(f)	The Company has issued guarantees on certain outstanding loans to its investees and suppliers in the aggregate principal amount of $39.3 million, as follows:

(1)	The Company provided a $8.7 million guarantee on indebtedness incurred by Bay Heart.

(2)	$30.6 million guarantees of Gadot for suppliers.

(g)	Legal Proceedings:

1.
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

2.
Gadot has contracted a shipyard for the construction of four additional vessels built with a loading capability of 16,600 tons each, in exchange for consideration of approximately $27 million per vessel. Construction on the first vessel commenced at the end of December 2010 but has not been delivered yet. Due to the fact that the construction of all vessels has not been completed on the contractual delivery dates and such construction was delayed beyond the permitted grace period, Gadot has cancelled all shipbuilding contracts (as per the right granted to Gadot, pursuant to the terms of the contracts) and has demanded the refund of all amounts paid to the builder on account of the purchase price of the vessels plus interest at the agreed annual rate of 6% pursuant to the terms of the contracts. These amounts are secured by refund guarantees issued by the Bank of China Ltd. The builder has disputed the cancellation of the contracts and has referred the matter to LMAA arbitration in London (in accordance with the terms of the contracts). In such cases the obligation of the Bank of China to make payments under its guarantees is suspended pending the arbitration award or judgment on appeal. Both parties have filed LMAA Questionnaires and buyers have filed Requests for Further Information which still remain unanswered (the deadline for replying to said requests has been set by the arbitration tribunal to be March 23, 2012). The next step is to set dates for hearings. Following an application by the buyers to set hearing dates, the arbitration tribunal has decided that the hearing dates will be November 5-17, 2012.

Note 20 – Transactions with related parties

a)
The Company entered into a management services agreement with Merhav, according to which Merhav provides the Company and its subsidiaries with management, marketing, financial, development and other administrative services for an annual consideration in the year ended December 31, 2011 of NIS 24.2 million ($6.6 million).

b)
The Company entered into an Aircraft Sharing Agreement with Merhav, according to which the Company has a limited and non exclusive right to use the aircraft possessed and operated by Merhav. For the usage of the aircraft, the Company paid Merhav a pro rata share of the fixed costs related to the aircraft (calculated annually based on the flight hours of the aircraft used by the Company compared to the total flight hours of the aircraft, with a maximum amount of $500,000 per annum) and the direct costs and expenses of operating each flight for the Company.

c)	For information regarding Option Agreement with Merhav for Sugarcane Ethanol Project in Colombia, see Note 3a1.

d)
On July 1, 2010, Gadot completed the acquisition of all of the issued share capital of Merhav Agro Ltd. (“Agro”) from Merhav. Agro is a supplier of plant protection products, plant growth regulators and seeds in Israel. See also Note 3a5.

Note 21 - Subsequent Events

Debt

On January 1, 2012, the Company held a meeting with the Holders. During this meeting, the Companyl proposed to restructure (the “Proposal”) the Debentures to postpone all principal payments due thereunder for the next two years, during which period Ampal would continue to make the interest payments as scheduled. Under the Proposal, the principal amount of the Debentures would not be reduced, and after the two-year period the principal payment schedule for the Debentures would return to the original terms.  The Company requested that the Holders appoint a delegation (a committee of representatives) of Holders to discuss the proposal.  On January 18, 2012, the Company announced that two separate Holders’ Committees had been formed: one to represent the Series A and Series C Debenture holders and the other to represent the Series B Debentres holders (the “B Holders”) The Company is negotiating with the two delegations.

On January 22, 2012, the Company announced that its Board of Directors decided to postpone making the principal payments currently coming due on the Debentures, but to continue making interest payments as scheduled. In accordance with the decision, on January 31, 2012, the Company made an interest payment on the Series B Debentures (the “Series B Debentures”) to the B Holders on the scheduled payment date, and the Company did not request the return of the Company's funds held by the trustee for the B Holders.

On February 2, 2012, in connection with the previously announced negotiations by the Company regarding the restructuring of the Company’s debentures, the Company provided an undertaking (the “A and C Undertaking”) to the holders (collectively, the “A and C Holders”) of the Company’s Series A and Series C Debentures (collectively, the “A and C Series Debentures”), the joint representatives of the Holders (collectively, the “A and C Debenture Representatives”) and the A and C Series Debentures' trustees (collectively, the “Trustees,” and together with the A and C Holders and the A and C Debenture Representatives, collectively, the “A and C Debenture Parties”).  Through the A and C Undertaking, the Company has agreed to certain restrictions on its operations. The A and C Undertaking will remain in effect until the earlier of: (i) an agreement is reached with the Company’s Series A, Series B and Series C debenture holders; (ii) seven days after the Company notifies the Trustees that negotiations have ceased; (iii) upon the notification by any of the A and C Debenture Parties to the Company that negotiations have ceased; (iv) upon the initiation of legal proceedings by any of the A and C Debenture Parties; or (v) seven days after the Company initiates legal proceedings in connection with demands of the Company’s debenture holders. The Company has agreed to the following restrictions, including, without limitation:

For as long as the A and C Undertaking is in effect,

a.
except in the ordinary course of their respective businesses, and only on arm’s length terms and for consideration to be received solely by Ampal or the applicable subsidiary, neither the Company nor any of its subsidiaries will dispose of any of their respective material assets or shall voluntarily permit the creation of new liens on any of their respective properties; provided that the Company may take the actions described above upon giving at least seven days’ prior notice to the A and C Debenture Representatives and the Trustees;

b.
neither the Company nor any of its subsidiaries will be party to any new transactions with their respective controlling shareholders or any of their respective officers, or with any entity in which their respective controlling shareholders or officers have a personal interest; provided that the Company or a subsidiary may enter into any such transactions upon giving at least seven days’ prior notice to the A and C Debenture Representatives and the Trustees;

c.	the Company will not distribute any dividends without the prior written consent of the A and C Debenture Representatives;

d.	the Company or any of its subsidiaries will not repurchase any of its debentures;

e.
the Company will not make any payments (other than interest payments) on its debentures provided that the Company may make such payments upon giving at least seven days’ prior notice to the A and C Debenture Representatives and the Trustees;

The Company also agreed to bear certain expenses of the Trustees and the Debenture Representatives, and as security for the payment of such costs, the Company deposited NIS150,000 (approximately $40,400) with the Trustees.  Additionally, the Company agreed to fully cooperate with the Trustees and the A and C Debenture Representatives and provide them with all reasonably required information regarding the Company and its subsidiaries, subject to the Trustees and the A and C Debenture Representatives entering into a non-disclosure agreement with the Company.

The A and C Undertaking provides that nothing contained in the A and C Undertaking limits any party’s right to defend its interests and assert its legal rights as it may deem fit, including through the initiation of legal or similar proceedings.

On February 20, 2012, a meeting of the B Holders was held at the request of the B Holders' trustee and on March 6, 2012, the B holders  voted (the "Series B Resolution"), to accelerate and set to immediate repayment the entire outstanding amounts under the Series B Debentures. The Series B Resolution provided that the acceleration would be effective two weeks after March 6, 2012, unless an additional two-week extension was granted by the committee, formed by the B Holders (the "Series B Committee") to represent the B Holders. Such extension was granted on March 20, 2012, and currently the acceleration will be effective on April 3, 2012. Additional postponements of the effective date of the acceleration of the Series B Debentures are possible subject to the approval of the majority of the B Holders. As of March 12, 2012, due to the acceleration, the total amount outstanding (including interest) under the Series B Debentures (excluding the Series B Debentures held by the Company) is NIS 527,024,735 (approximately $138.4 million).

Additionally, the B Holders voted to authorize the commencement of legal actions and other measures, at the discretion of Clal Finance Trusts 2007 Ltd., the trustee for the B Holders, and/or at the recommendation of the Series B Committee, to collect the principal payment which was due on January 31, 2012 and which the Company did not make. The B Holders also voted to empower the Series B Committee to continue negotiations with the Company to settle payments to the B Holders and/or to restructure the Series B Debentures, to protect the rights of the B Holders and to receive all required information from the Company regarding its financial status and its ability to meet its obligations.

On February 23, 2012, the Company provided an undertaking (the “B Undertaking”) to the representatives (collectively, the “B Debenture Representatives”) of the B Holders. Through the B Undertaking, the Company has agreed to certain restrictions on its operations.  The B Undertaking will remain in effect until the earlier of: (i) an agreement is reached with the Company’s Series A, Series B and Series C debenture holders; (ii) seven days after the Company notifies the Series B Trustee that negotiations have ceased; (iii) upon the notification by any of the Series B Trustee, the B Holders or the B Debenture Representatives to the Company that negotiations have ceased; (iv) upon the initiation of legal proceedings against the Company (including, without limitation, a notice to the Company demanding acceleration of the debt); or (v) upon the initiation of legal proceedings against the Company by the Series B Trustee or anyone on its behalf in a proceeding not initiated by the Company.  The Company has agreed to the following restrictions, including, without limitation:

For as long as the B Undertaking is in effect,

a.
except in the ordinary course of their respective businesses, and only on arm’s length terms and for consideration to be received by Ampal or by entities directly or indirectly controlled by Ampal ("Controlled Entities"), neither the Company nor any of the Controlled Entities will dispose of, provide options on or create liens on any of their respective material assets (including, without limitation, in its investments in East Mediterranean Gas Co. and the sugarcane ethanol production project in Colombia);

b.
neither the Company nor any of the Controlled Entities will be party to any new transactions with their respective controlling shareholders or any of their respective officers, or with any entity in which their respective controlling shareholders or officers have a personal interest (other than with respect to certain existing and ongoing transactions);

c.	the Company will not distribute any dividends and will not repay any shareholders’ loan without the prior written consent of the B Debenture Representatives;

d.
neither the Company nor any of the Controlled Entities will make any payments to the controlling shareholder of the Company, his relatives or any entities owned or controlled by him and/or by his relatives (other than with respect to certain existing and ongoing transactions), without the prior written consent of the B Debenture Representatives;

e.
neither the Company nor any the Controlled Entities will make any payments to any third party, if such payments are secured by a direct or indirect guaranty of the controlling shareholder of the Company, without the prior written consent of the B Debenture Representatives;

f.
neither the Company nor any of the Controlled Entities will make any payments to their respective financial creditors (other than with respect to certain payments to banks) without the prior written consent of the B Debenture Representatives;

g.
neither the Company nor any of the Controlled Entities will repurchase, resell, transfer or pledge any of its debentures, or take any actions related to any of its repurchased debentures, other than any actions required to deregister such debentures from trade; and

h.	the Company will not make any payments on its debentures (other than interest payments).

The Company also agreed to bear certain expenses of the Series B Trustee and the B Debenture Representatives, and as security for the payment of such costs, the Company deposited NIS250,000 (approximately $66,500) with the Series B Trustee.  Additionally, the Company agreed to fully cooperate with the Series B Trustee and the B Debenture Representatives and provide them with all required information regarding the Company, its assets and its subsidiaries, subject to the Series B Trustee and the B Debenture Representatives entering into a non-disclosure agreement with the Company.

The B Undertaking provides that nothing contained in the B Undertaking limits any party’s right to defend its interests and assert its legal rights as it may deem fit, including through the initiation of legal or similar proceedings.On March 5, 2012, the Company announced that its Board of Directors decided that Ampal intends to make an interest payment which was due to be paid to the Series C Debenture holders on March 7, 2012 (the "Series C Interest Payment"), if the Series B Resolution is not approved. The Board further decided that if the Series B Resolution is approved (which was approved on March 6, 2012, as described above), the Series C Interest Payment will be postponed until it is clear to Ampal whether the Series B Resolution to accelerate the entire debt to the B Holders and set it to immediate payment will be implemented or not.
On March 26, 2012, the Company announced that the Series C Interest Payment will be paid on March 29, 2012 by transferring funds that are deposited with the trustee for the Series C debenture holders, in favor of the Series C debenture holders, and in accordance with the resolution of the Series C debenture holders of March 22, 2012.

A meeting of the Series A and Series C Debenture holders is scheduled to be held on April 3, 2012, at the request of the Series A and Series C Debenture holders' trustees. On the agenda is a resolution to accelerate and set to immediate repayment the entire outstanding amounts under the Series A and Series C Debentures.

On March 15, 2012, Midroog downgraded the Debentures’ ratings by three notches, to Caa3 from B3 with a negative outlook.

EMG

Since the alleged terror attack of March 5, 2012 on GASCO's pipeline, gas to EMG and its Israeli clients has not been supplied. Between November 28, 2011 and March 28, 2012, there were several explosions along the Egyptian gas pipeline owned and operated by GASCO (the Egyptian gas transport company) due to alleged terror attacks, which effected gas supply to the site near El-Arish of EMG, an Egyptian joint stock company in which the Company holds a 16.8% interest, as indicated on the Company’s financial statements. Neither EMG's site nor EMG's pipeline were damaged in the attacks.

Due to the alleged terror attacks, from February 5, 2011 through March 28, 2012, the supply of gas to EMG, and therefore to EMG’s Israeli clients, was interrupted several times. During 2012, gas was not supplied for an aggregate of 64 days between January 1, 2012 and March 28, 2012.

Reort of Independent Registered Public Accounting Firm

To: the Shareholders of Bay Heart LTD

At your request we have audited the consolidated financial information of BAY HEART LTD. (hereinafter - “the Company”) as of December 31, 2011 and 2010 that is attached and marked by us for identification Purposes only . The financial information is the responsibility of the Board of Directors and management of the Company. Our responsibility is to express an opinion on the financial information based on our audit.

The financial information is prepared according to generally accepted accounting principles in United States of America (US GAAP) and includes the following:

1.	Consolidated balance sheets as of December 31, 2011 and 2010.
2.	Consolidated income statements, changes in shareholders' deficiency and consolidated statements of cash flow for the two years ended December 31, 2011.
3.	Notes to the financial information.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial information is free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis evidence supporting the amounts and disclosures in the financial information, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial information presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial information referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of operations, changes in shareholders’ deficiency and cash flows of the Company for each of the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in United States of America.

The financial information in U.S. dollars, prepared at the request of an investor, represents a translation of the Company’s financial statements in nominal values, as stated in Note B. In our opinion, such translation into U.S. dollars was appropriately performed on the basis stated in Note B.

Brightman Almagor Zohar & Co.
Certified Public Accountants
A Member Firm of Deloitte Touche Tohmatsu

Haifa, Israel
February 14, 2012