Form 10-Q
period 2012-03-31
AMPAL-AMERICAN ISRAEL CORP
filed 2012-05-14
CIK 731859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes ☐ No  ☒

The number of shares outstanding of the issuer’s Class A Stock, par value $1.00 per share, its only authorized common stock, is 56,133,764 (as of May 7, 2012).

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS
AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS AS OF	March 31, 2012	December 31, 2011
(U.S. Dollars in thousands)	(Unaudited)

Current assets:
Cash and cash equivalents	$46,573	$54,333
Marketable securities	56	177
Accounts receivable (Net of allowance for doubtful amounts of $2,381 and $2,510)	116,713	111,172
Deposits and notes receivable	13,100	12,682
Inventories	31,182	37,757
Other assets	29,343	28,912
Total current assets	236,967	245,033
Non-current assets:
Investments	10,286	269,871
Fixed assets, less accumulated depreciation of $52,826 and $49,556	192,560	190,524
Deposits and notes receivable	29,912	32,107
Deferred taxes	14,940	22,086
Other assets	9,388	9,701
Goodwill	68,828	67,094
Intangible assets	10,011	10,193
Total Non-current assets	335,925	601,576

TOTAL ASSETS	$572,892	$846,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

LIABILITIES AND EQUITY AS OF	March 31, 2012	December 31, 2011
(U.S. Dollars in thousands, except share amounts)	(Unaudited)

LIABILITIES
Current liabilities:
Notes and loans payable and current maturities of long term loans	$221,290	$211,047
Accounts payable, accrued expenses and others	88,663	91,900
Debentures	243,786	237,084
Total current liabilities	553,739	540,031
Long term liabilities:
Notes and loans payable	120,789	130,327
Notes to non-related limited partners	98,659	95,922
Deferred taxes	12,282	13,702
Other long-term liabilities	16,917	16,661
Total long-term liabilities	248,647	256,612
Total liabilities	802,386	796,643

Redeemable noncontrolling interest	623	604

EQUITY (CAPITAL DEFICIENCY)
Ampal's shareholders' equity:
Class A Stock $1 par value; March 31, 2012 and December 31, 2011, 100,000,000 shares
authorized; issued 63,277,321 shares; outstanding 56,133,764 shares	63,277	63,277

Additional paid-in capital	183,068	182,942

Accumulated deficiency	(342,608)	(127,637)

Accumulated other comprehensive loss	(7,060)	(11,781)

Treasury stock, at cost (March 31, 2012 and December 31, 2011, 7,143,557 shares)	(28,763)	(28,763)

Total Ampal shareholders’ equity (capital deficiency)	(132,086)	78,038

Noncontrolling interest	(98,031)	(28,676)

Total equity (capital deficiency)	(230,117)	49,362

TOTAL LIABILITIES AND EQUITY (NET OF CAPITAL DEFICIENCY)	$572,892	$846,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31,	2012	2011
(U.S. Dollars in thousands, except per share amounts)	(Unaudited)	(Unaudited)

REVENUES:
Chemical income	$130,986	$134,544
Real estate income	86	112
Realized and unrealized gains on marketable securities	31	13
Equity in earnings of affiliates	149	181
Interest income	1,095	420
Leisure-time income	655	667
Other income	206	637
Total revenues	133,208	136,574

EXPENSES:
Chemical expense - cost of goods sold	119,785	125,348
Real estate expenses	189	176
Loss on sale of fixed assets	9	21
Loss from impairment of investments	260,400	--
Interest expense	8,412	9,699
Translation loss	8,683	3,894
Marketing expenses	2,508	2,574
General, administrative and other	11,228	13,756
Total expenses	411,214	155,468
Loss from continuing operations before income taxes	(278,006)	(18,894)
Income tax expenses	6,335	129
Net loss from continuing operations after tax benefits	(284,341)	(19,023)
Discontinued operations:
Gain disposal, net of tax	--	28,891
Income from discontinued operations, net of tax	--	5,175
Net income from discontinued operations	--	34,066
Net income (loss)	(284,341)	15,043
Less: Net loss attributable to noncontrolling interests	69,370	2,203
Net income (loss) attributable to Ampal's shareholders	(214,971)	17,246

Basic and diluted EPS:
Loss from continuing operations attributable to Ampal's shareholders	(3.83)	(0.30)
Discontinued operations attributable to Ampal's shareholders	--	0.61
	$(3.83)	$0.31

Shares used in EPS calculation (in thousands)	56,134	56,134

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31,	2012	2011
(U.S. Dollars in thousands)	(Unaudited)	(Unaudited)

Net income (loss)	$(284,341)	$15,043
Other comprehensive income, net of tax:
Unrealized (realized) gain on available for sale securities	(8)	--
Foreign currency translation adjustments	4,757	(1,114)
Share of other comprehensive income of affiliates	(13)	(231)
Other comprehensive income, net of tax:	4,736	(1,345)
Comprehensive income (loss)	(279,605)	13,698
Less: comprehensive loss attributable to the noncontrolling interest	(69,355)	(2,187)

Comprehensive income (loss) attributable to the company	$(210,250)	$15,885

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31,	2012	2011
(U.S. Dollars in thousands)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net Income (loss) for the period	$(284,341)	$15,043
Net income from discontinued operations	--	(34,066)
Loss from continuing operations	(284,341)	(19,023)
Adjustments to reconcile net loss for the period to net cash provided by (used in) operating activities:
Equity in earnings of affiliates	(149)	(181)
Realized and unrealized gain on investments, net	(31)	(13)
Depreciation and amortization expense	4,451	5,974
Loss from sale of fixed assets	9	21
Impairment of investment	260,400	--
Non cash stock based compensation	141	131
Translation loss	8,683	3,894
Increase in other assets	(3,307)	(7,322)
Decrease (increase) in inventories	7,025	(4,854)
Increase in accounts receivable	(2,974)	(1,461)
Increase (decrease) in accounts payable, accrued expenses and other	3,565	(3,493)
Investments made in trading securities	(74)	--

Net cash used in operating activities	(6,602)	(26,327)

Cash flows from investing activities:
Deposits, notes and loans receivable collected	1,728	11,075
Purchase and improvements of fixed assets	(2,874)	(2,324)
Proceeds from sale of available-for-sale shares	212	--
Decrease in severance fund	585	15
Proceeds from sale of fixed assets	103	243

Net cash provided from (used in) investing activities	(246)	9,009

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31,	2012	2011
(U.S. Dollars in thousands)	(Unaudited)	(Unaudited)

Cash flows from financing activities:
Proceeds from notes issued and loans received	$--	$5,293
Notes and loans payable repaid	(2,777)	(64,407)
Net cash used in financing activities	(2,777)	(59,114)

Effect of exchange rate changes on cash and cash equivalents	1,865	2,766

Cash flows from discontinued operations:
Cash used in operating activities of discontinued operations	--	(18,124)
Cash provided by investing activities of discontinued operations	--	174,085
Cash used in financing activities of discontinued operations	--	(3,973)
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	--	(901)
Net cash provided by discontinued operations	--	151,087

Net increase (decrease) in cash and cash equivalents	(7,760)	77,421
Cash and cash equivalents at beginning of period (in 2011 including $8,851 from discontinued operations)	54,333	42,192

Cash and cash equivalents at end of period	$46,573	$119,613

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(U.S. Dollars in thousands)

Unaudited

	Equity attributable to Ampal-American Israel Corporation shareholders
	Class A Stock
	Number of shares*	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Treasury stock	Non-controlling interests	Total equity (deficit)
BALANCE AT JANUARY 1, 2012	63,277	63,277	182,942	(127,637)	(11,781)	(28,763)	(28,676)	49,362
CHANGES DURING THE THREE MONTHS ENDED MARCH 31, 2012:
Other comprehensive income (loss):
Net loss for the period				(214,971)			(69,370)	(284,341)
Unrealized gain from marketable securities					(8)			(8)
Foreign currency translation adjustments					4,729		15	4,744
Total comprehensive loss								(279,605)
Share based compensation expense			126					126
BALANCE AT MARCH 31,
2012	63,277	63,277	183,068	(342,608)	(7,060)	(28,763)	(98,031)	(230,117)

* In thousands

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(U.S. Dollars in thousands)

Unaudited

	Equity attributable to Ampal-American Israel Corporation shareholders
	Class A Stock
	Number of shares*	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Non-controlling interests	Total equity
BALANCE AT JANUARY 1, 2011	63,277	63,277	182,924	(32,316)	103	(28,763)	(6,677)	178,548
CHANGES DURING THE THREE MONTHS ENDED MARCH 31, 2011:
Other comprehensive income (loss):
Net income (loss) for the period				17,246			(2,203)	15,043
Foreign currency translation adjustments					(1,361)		16	(1,345)
Total comprehensive income								13,698
Share based compensation expense			131					131
BALANCE AT MARCH 31,
2011	63,277	63,277	183,055	(15,070)	(1,258)	(28,763)	(8,864)	192,377

* In thousands

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	As used in these financial statements, the term the “Company” refers to Ampal-American Israel Corporation (“Ampal”) and its consolidated subsidiaries.

2.
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year. You should read these interim condensed consolidated financial statements in conjunction with the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission.

Reference should be made to the Company’s consolidated financial statements for the year ended December 31, 2011 for a description of the critical accounting policies. Also, reference should be made to the notes to the Company’s December 31, 2011 consolidated financial statements for additional information regarding the Company’s consolidated financial condition, results of operations and cash flows.

3.	East Mediterranean Gas Company

As of March 31, 2012, the Company’s financial statements reflect a 16.8% interest in shares of East Mediterranean Gas Co. S.A.E., an Egyptian joint stock company ("EMG"), with 8.2% held directly and 8.6% held through Merhav Ampal Energy Holdings, LP, an Israeli limited partnership (of which Ampal owns 50% and which is being consolidated due to effective control granted through the partnership's agreement).

During 2012, there have been three explosions along the Egyptian gas pipeline owned and operated by GASCO (the Egyptian gas transport company) due to alleged terror attacks. Neither EMG's site nor EMG's pipeline were damaged in the attacks.

After the alleged terror attacks, the supply of gas to EMG, and therefore to EMG’s Israeli clients, was interrupted several times, and gas was not supplied for 89 days from January 1, 2012 to April 22, 2012.

On April 22, 2012, the Company announced that it had been advised by EMG that Egyptian General Petroleum Corporation (“EGPC”) and the Egyptian Natural Gas Holding Company (“EGAS”) notified EMG that they were terminating the Gas Supply and Purchase Agreement (the “Source GSPA”) between the parties. EMG considers the termination attempt unlawful and in bad faith, and consequently demanded its withdrawal. EGPC and EGAS declined to withdraw their termination notice. EMG informed EGPC and EGAS that their attempt to terminate was wrongful and, both in isolation and in combination with their other conduct, constituted repudiation of the GSPA, permitting EMG to exercise its right to terminate the GSPA at common law.

On May 3, 2012, the Company announced that it had filed a request for arbitration against the Arab Republic of Egypt, in connection with the Company’s investment in EMG for the breach of the bilateral investment treaty (“BIT”) between Egypt and the United States. Other EMG investors, including Ampal affiliates and co-investors in EMG, also requested arbitration under Egypt’s BITs with Poland and Germany. In the treaty arbitrations, the EMG investors claim that Egypt breached its international obligations under the applicable investment treaties by failing to provide fair and equitable treatment and full protection and security to their investments, impairing their investments through unreasonable and discriminatory measures, failing to observe the Egyptian State’s obligations toward their investments, and expropriating their investments. Through the arbitrations, the investors seek, among other relief, significant monetary compensation for damages caused by Egypt’s treaty violations. In accordance with the BIT between Egypt and the United States, Ampal’s request for arbitration was submitted to the World Bank’s International Centre for Settlement of Investment Disputes (“ICSID”). Several other US entities and a German citizen who invested in EMG have also filed requests for arbitration pursuant to the ICSID convention. Mr. Yosef A. Maiman – a Polish national – and three Ampal-affiliated entities that he controls submitted a request for arbitration under Egypt’s BIT with Poland pursuant to the Arbitration Rules of the United Nations Commission on International Trade Law (“UNCITRAL”).

Ampal has also been advised by EMG of the following legal proceedings involving EMG:

EMG filed a Request for Arbitration against EGPC and EGAS (collectively, “EGPC/EGAS”) on October 7, 2011 at the International Chamber of Commerce (“ICC”). EGPC is an Egyptian State authority and EGAS is an Egyptian state-owned entity. They are responsible for the development and transportation of Egypt’s hydrocarbon resources. EMG and EGPC/EGAS entered into the Source Contract on July 13, 2005. Through its Request for Arbitration, EMG has sought, in part, to enforce its rights to quantities of natural gas provided for in the Source Contract and a Tripartite Agreement entered into by EMG, IEC and EGPC/EGAS on June 13, 2005 (the "Tripartite Agreement"). and to secure compensation for EGPC/EGAS’s failure to supply contractual quantities.

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

EMG has named the Israel Electric Corporation, Ltd. (“IEC”) as an additional respondent. IEC is an Israeli state-owned electricity producer that entered into a Gas Sale and Purchase Agreement with EMG on August 8, 2005 (the "On-Sale Agreement"). Under the On-Sale Agreement, EMG promised to supply, and IEC promised to purchase, quantities of natural gas sold to EMG under the Source Contract; those quantities were in turn guaranteed by EGPC/EGAS through the Tripartite Agreement. Therefore, EGPC/EGAS guaranteed that it would provide contractual quantities of gas to EMG (for sale to IEC) under both the Source Contract and the Tripartite Agreement. Because the contractual guarantees under these two agreements are coextensive, EMG filed for declaratory relief declaring that EGPC/EGAS, and not EMG, are liable to IEC for supply deficiencies. An initial procedural conference for the above arbitration was held on April 24, 2012, and the next meeting is scheduled for May 31, 2012. The total amount of the claim has not yet been quantified and the Company cannot currently estimate the range of potential compensation.

On September 21, 2011, EMG filed a Request for Arbitration against IEC as a sole respondent. In that arbitration, EMG seeks declaratory relief that IEC is not entitled to claim shortfall penalties from EMG as a result of EGPC/EGAS’s breaches of the GSPA and the Tripartite Agreement. EMG also seeks a declaration that it may seek out additional customers, and renew contracts with existing customers, without breaching the On-Sale Agreement. The total amount of the claim has not yet been quantified and the Company cannot currently estimate the range of possible compensation.

On May 5, 2012, EGPC/EGAS filed a Notice of Arbitration against EMG at the Cairo Regional Center for International Commercial Arbitration for alleged breaches by EMG of its obligations under the GSPA. EGAS/EGPC seek, among other things, declaratory relief, monetary damages of not less than approximately $182 million and injunctive relief ordering EMG to desist from pursuing the abovementioned arbitration filed by EMG against EGPC/EGAS at the ICC.

The Company evaluates the carrying value amount of its interest in EMG annually in connection with the preparation of its financial statements. In light of the developments in Egypt during 2011, the Company obtained updated quarterly interim valuations from an independent third-party valuation firm. These periodic independent valuations obtained by the Company to assist in its preparation of financial statements customarily indicate a range of values depending on underlying assumptions. The valuations were based on the discounted cash flow (DCF) method. Due to the uncertainties, the valuation firm used a range of possible scenarios, including different assumptions regarding the profitability and discount rates of EMG.

At December 31, 2011, the valuation range determined by the independent valuation firm was between $1,584 million and $1,856 million and the amount on which the carrying amount of Ampal's investment in EMG after impairment was based on a value of $1,550 million.

Due to the purported termination of the Source GSPA and the uncertainties in Egypt, management decided to write-off the entire amount of the investment in EMG. The Company recorded in the quarter ended March 31, 2012 charges of $260.4 million in connection with its investment in EMG. The Company did not record future compensation from the arbitrations as an asset.

4.	Debentures Restructuring

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

On January 22, 2012, the Company announced that its Board of Directors decided to postpone making the principal payments currently coming due on the Debentures, but to continue making interest payments as scheduled. In accordance with the decision, on January 31, 2012, the Company made an interest payment on the Series B Debentures (the “Series B Debentures”) to the B Holders on the scheduled payment date, and the Company did not request the return of the Company's funds held on deposit by the trustee for the B Holders.

On February 20, 2012, a meeting of the B Holders was held at the request of the B Holders' trustee and on March 6, 2012, the B Holders voted (the "Series B Resolution") to accelerate and set to immediate repayment the entire outstanding amounts under the Series B Debentures. The Series B Resolution provided that the acceleration would be effective two weeks after March 6, 2012, unless an additional two-week extension was granted by the committee formed by the B Holders (the "Series B Committee") to represent the B Holders. Such extension was granted on March 20, 2012. Additional postponements of the effective date of the acceleration of the Series B Debentures are possible subject to the approval of the majority of the B Holders. As of March 12, 2012, due to the acceleration, the total amount outstanding (including interest) under the Series B Debentures (excluding the Series B Debentures held by the Company) is NIS 527,024,735 (approximately $138.4 million).

Accordingly, all the Series of the Debentures in the amount of $243.8 million have been classified as short-term obligations.

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

On April 4, 2012, the Company announced that the Company has reached an agreement in principle on a proposed outline for arrangement (the "Term Sheet") with the Series B Committee. The Term Sheet sets out the proposed guiding principles for a detailed agreement to modify the terms of all of the Debentures.  According to the Term Sheet, Ampal will postpone all of the principal payments due to the Debenture holders by two years, and will continue to make interest payments due to all of its Debentures, in accordance with the original amortization schedule. The Term Sheet provides that the postponement on the principal payments was provided in consideration for, among other things, (i) Ampal (A) issuing warrants for equity to the Debenture holders, (B) providing additional security and liens to the Debenture holders, (C) reducing its operating expenses and management fees paid (including Mr. Maiman, the Chairman, CEO and President, not being paid a salary during the postponement period) and (D) being subject to additional financial covenants, including restrictions on investments, and (ii) the controlling shareholder group (A) agreeing to make additional capital contributions to Ampal, (B) providing a security interest in the Sugarcane Ethanol Project and (C) providing the Debenture holders with the right to cause Ampal to call the loan it made in connection with the Sugarcane Ethanol project.

A meeting of the Series A and Series C Debenture holders was held on May 2, 2012, at the request of the Series A and Series C Debenture holders' trustees. On the agenda was a resolution to accelerate and set to immediate repayment the entire outstanding amounts under the Series A and Series C Debentures. Following the meeting, and for the sake of continuing the negotiations of restructuring the debt, the Company informed the Series A and Series C Debenture holders' trustees of its intent to pay to the Series A Debenture holders the interest payment due on June 3, 2012 and to deposit with the Series C Debenture trustee the amount of interest paid to the Series C Debenture holders out of the funds held in deposit with the trustee on March 29, 2012. The Company’s intention is subject to the rejection of the immediate repayment resolution by the Series A and Series C Debenture holders. Following the Company's notice, the Series A and Series C trustees have issued ballots to vote for the cancellation of the immediate repayment decisions.

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

5.	Recently Adopted and Recently Issued Accounting Pronouncements

Accounting Standards Update (“ASU”) 2011-12 – update to ASU 2011-05

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-12 ("ASU 2011-12") which amended the comprehensive income presentation guidance. The adjustments in ASU 2011-12 supersede changes to those paragraphs in Update No. 2011-05 ("ASU 2011-05") that pertain to how, when and where reclassification adjustments are presented. Entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. The amendments are effective for public entities for annual and interim reporting periods beginning after December 15, 2011. The Company adopted this amendment on January 1, 2012.

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

ASU 2011-04

In May 2011, the FASB issued ASU No. 2011-04 ("ASU 2011-04") for Fair Value Measurements and Disclosures (Topic 820). The amendment clarifies the existing guidance and adds new disclosure requirements. The guidance is effective for interim and annual periods beginning after December 15, 2011. The guidance did not have a material impact on the financial statements.

6.	Gadot Chemical Tankers and Terminals Ltd. (“Gadot”)

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

Ampal funded the Gadot acquisition with a combination of available cash and the proceeds of the credit facility, dated November 29, 2007 (the "Credit Facilities"), between Merhav-Ampal Group Ltd. (formerly Merhav-Ampal Energy Ltd.), an Israeli corporation and wholly owned subsidiary of Ampal ("MAG"), and Israel Discount Bank Ltd. ("IDB"), for approximately $87.4 million (As of March 31, 2012, the outstanding debt under the Credit Facilities amounts to $79.5 million). The Company has certain financial and other covenants in the Credit Facilities. The Company determined that in connection with the preparation of its March 31, 2012 financial statements it would not meet certain required covenants and due to the Company's other debts (mainly, to its debenture holders), in accordance with the terms of the Credit Facility, IDB may decide to accelerate the Credit Facility and set it to immediate prepayment. The outstanding balance is classified as a current liability. The bank has not requested early repayment of the loans.

7.	Sugarcane Ethanol Production Project

On December 31, 2009, Ampal signed an option exercise agreement (the “Exercise Agreement”) with Merhav (M.N.F.) Ltd. (“Merhav”) pursuant to which it exercised, subject to certain conditions, an option (the “Option”) to convert Ampal’s existing loan to Merhav (consisting of $20 million of principal plus accrued interest) (the “Loan”) into a 25% equity interest in the sugarcane ethanol production project in Colombia (the “Project”) being developed by Merhav. The Loan is evidenced by an Amended and Restated Promissory Note, dated December 25, 2008 (the “Note”), issued by Merhav in favor of Ampal, and is secured by Merhav’s pledge of its shares of Class A Stock of Ampal, pursuant to that certain Pledge Agreement, dated December 24, 2007, between Merhav and Ampal (the “Pledge Agreement”). Merhav’s obligations under the Note are guaranteed by Mr. Yosef A. Maiman pursuant to a personal guaranty, dated as of December 25, 2008 (the “Guaranty”). The Option is evidenced by an Option Agreement, dated December 25, 2007, between Merhav and Ampal, as amended on December 25, 2008 (the “Option Agreement”). The Loan, Option and related transactions are summarized in the Company's previously filed annual and periodic reports. On December 31, 2010, all the rights and obligations of Ampal in the Project were assigned to MAG.

Pursuant to the Exercise Agreement, the conversion of the Loan into a 25% equity interest in the Project will take the form of the issuance to MAG of 25% of all of the issued and outstanding equity interests in Merhav Renewable Energies Limited, a Cyprus corporation and subsidiary of Merhav (“Merhav Energies”). The purchase price for the 25% equity stake in Merhav Energies, to be paid at closing, is the outstanding balance of the Note on December 31, 2009, or approximately $22.3 million. The closing of the purchase of the 25% equity stake and the conversion of the Loan is subject to, among other things, (i) the initial disbursement of (or other evidence of) long-term debt financing for the Project obtained from Banco do Brasil or any other unaffiliated third party lender (the date such financing is obtained, the “Qualified Financing Date”), (ii) the payment in full of all outstanding amounts due and payable under the Note, and (iii) the delivery at closing of the Shareholders’ Agreement (as defined below) by Merhav and MAG, setting forth certain agreements relating to the governance of Merhav Energies. At closing, the Note and the Guaranty shall be cancelled and the pledge of Merhav’s shares of Class A Stock under the Pledge Agreement shall be released. The closing was to occur on the Qualified Financing Date or as soon as practicable thereafter, but no later than December 31, 2010 (the "Termination Date"). Since the Qualified Financing Date did not occur prior to December 31, 2010, on December 31, 2010, the parties amended the Exercise Agreement such that the Termination Date and the maturity date of the Note was extended to December 31, 2011. Additionally, on December 31, 2010, all the rights and obligations of Ampal in the Project were assigned to MAG. Since the Qualified Financing Date was not likely occur prior to December 31, 2011, on November 12, 2011, the Special Committee of the Board of Directors of Ampal approved the amendment of the Exercise Agreement such that the Termination Date and the maturity date of the Note would be extended to December 31, 2012 and on December 8, 2011, the parties signed such amendment.

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

8.	Cash and cash equivalents

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

9.	Inventories - mainly chemicals and other materials intended for sale are valued at the lower of cost or market. Cost is determined based on the moving average basis.

10.	Discontinued operations

On March 3, 2011, MAG completed its sale of all of the outstanding shares of 012 Smile Telecom Ltd., a wholly owned subsidiary of MAG ("012"), to Partner Communications Company Ltd. ("Partner"), in accordance with the Share Purchase Agreement between MAG, 012 and Partner, signed on October 13, 2010 (the “012 Sale”). As part of the 012 Sale, Partner also assumed approximately NIS 800 million (approximately $225.4 million) of the total debt of 012 Smile. Accordingly, 012 Smile has been reported as discontinued operations since December 31, 2010. The 012 Sale closed on March 3, 2011. Partner paid to Ampal approximately NIS 650 million (approximately $180 million) out of which Ampal recorded a gain of $28.9 million, net of an early repayment fee the Company paid in connection with the repayment of a loan received to finance the purchase of 012 and net of tax, from the 012 Sale. In addition the Company recorded income from discontinued operations of $5.2 million in the period ended March 31, 2011.

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

Gadot

Gadot uses foreign currency forward contracts to mitigate fluctuations in foreign currency exchange rates due to variations in payment or receipt of currencies other than the Company's functional currency. The Company uses contracts to purchase U.S. Dollars and sell Euros, contracts to purchase Euros and sell U.S. Dollars and contracts to purchase U.S. Dollars and sell NIS.

Gadot enters into derivative financial instruments, including swaps and forward agreements. Gadot reports the fair value of the derivatives on our balance sheet. The derivatives used are not designated as a hedging instrument under Accounting Standards Codification ("ASC") No. 815. Changes in fair value are recognized in earnings in the period of change.

The following summarizes the gross fair market value of all derivative instruments and their locations in our consolidated balance sheet, and indicates which instruments are in an asset or liability position.

Asset Derivatives
_________________________________________________________________________________

		(U.S. Dollars in thousands)
Derivative Instrument	Location	March 31, 2012	December 31, 2011	March 31, 2011
SWAP contracts	Other assets	3,048	2,059	5,542
Foreign currency exchange contracts	Other assets	46	-	-

Liability Derivatives
_________________________________________________________________________________

		(U.S. Dollars in thousands)
Derivative Instrument	Location	March 31, 2012	December 31, 2011	March 31, 2011
SWAP contracts	Accounts payable, accrued expenses and others	1,794	1,668	82
Foreign currency exchange contracts	Accounts payable, accrued expenses and others	-	79	48

Statements of Operations
_________________________________________________________________________________

		(U.S. Dollars in thousands)
		Three months ended March 31,
Derivative Instrument	Location	2012	2011
SWAP contract	Translation gain	989	38
Interest rate SWAP contract	Interest loss	(126)	(130)
Foreign currency exchange contracts	Translation (loss) gain	91	(142)

13.	Fair Value Measurements

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

Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 consisted of the following (in thousands):

Fair Value Measurements as of :
	March 31, 2012			December 31, 2011
	Level 1	Level 2	Total	Level 1	Level 2	Total
Trading securities *	$56	$-	$56	$55	$-	$55
Available for sale securities *	-	-	-	122	-	122
Derivative assets **	-	3,094	3,094	-	2,059	2,059
Derivative liabilities **	-	(1,794)	(1,794)	-	(1,747)	(1,747)
Total	$56	$1,300	$1,356	$177	$312	$489

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
** See Note 12.

The carrying amount of the Company's traded debentures as of March 31, 2012 is $241 million. The market value of such debentures, based on the closing price of those debentures on March 31, 2012 on the Tel Aviv Stock Exchange, was $60 million. The total carrying value of long-term loans as of March 31, 2012 was $339.2 million. The Company estimates that the fair value of the long-term loans approximates their carrying value, since substantially all of them bear non-fixed interest and there is no significant change in the credit risk of such loans. The fair value was determined based on level 2 inputs.

Investment in EMG with a carrying amount of $361.3 million was written off, resulting in a loss of $260.4 million, which was included in loss for the period ended March 31, 2012.

14.	Segment information presented below, results primarily from operations in Israel.

The Chemical segment consists of Gadot which operates mainly in the distribution and marketing of liquid chemicals for raw materials used in the chemical industry.

The energy segment consists of the investment in EMG, an Egyptian joint stock company, which holds the right to supply natural gas to Israel through a pipeline from Egypt to Israel, and Global Wind Energy, Ltd., a joint venture that focuses on the new development and acquisition of controlling interests in renewable energy.

The Leisure-time segment consists of an affiliate, Country Club Kfar Saba Ltd., the Company’s 51%-owned subsidiary, located in Israel.

The Finance segment consists of all other activities which are not part of any of the above segments.

	THREE MONTHS ENDED MARCH 31,
	2012	2011
	(Dollars in thousands)
Revenues:
Chemicals	$130,986	$134,544
Finance	1,332	1,070
Real estate rental	86	112
Leisure-time	655	667
Equity in earnings of affiliates	149	181
Total consolidated revenues	$133,208	$136,574

Pre-tax Operating loss:
Chemicals	$1,590	$(575)
Finance	(19,094)	(18,239)
Energy	(260,400)	--
Real estate rental	(103)	(64)
Leisure-time	1	(16)
Total consolidated pretax loss	$(278,006)	$(18,894)

	March 31, 2012	December 31, 2011
TOTAL ASSETS
Chemicals	$459,964	$462,180
Finance	448,568	450,486
Energy	2,221	262,452
Leisure-Time	3,426	3,308
Inter-segments adjustments	(341,287)	(331,817)
Total consolidated assets	$572,892	$846,609

Revenues by Geographic Area:

	THREE MONTHS ENDED MARCH 31,
	2012	2011
	(U.S. Dollars in thousands)
Israel	66,295	60,987
Europe	55,839	65,347
America	7,954	9,561
Australia	46	--
Africa	1,304	12
Asia	1,768	663
Total	133,208	136,574

15.
The following table summarizes securities that were not included in the calculations of diluted earnings per share of Class A Stock for the periods ended March 31, 2012 and 2011 because such shares are anti-dilutive.

(Shares in thousands)	Three Months ended March 31,
	2012	2011

Shares resulting from Options and Rights	3,677	3,942

16.	LEGAL PROCEEDINGS:

None.

17.	Subsequent Events

Debt

On April 4, 2012, the Company announced that the Company has reached an agreement in principle on a proposed outline for arrangement (the "Term Sheet") with the Series B Committee. The Term Sheet sets out the proposed guiding principles for a detailed agreement to modify the terms of all of the Debentures.  According to the Term Sheet, Ampal will postpone all of the principal payments due to the Debenture holders by two years, and will continue to make interest payments due to all of its Debentures, in accordance with the original amortization schedule. The Term Sheet provides that the postponement on the principal payments was provided in consideration for, among other things, (i) Ampal (A) issuing warrants for equity to the Debenture holders, (B) providing additional security and liens to the Debenture holders, (C) reducing its operating expenses and management fees paid (including Mr. Maiman, the Chairman, CEO and President, not being paid a salary during the postponement period) and (D) being subject to additional financial covenants, including restrictions on investments, and (ii) the controlling shareholder group (A) agreeing to make additional capital contributions to Ampal, (B) providing a security interest in the Sugarcane Ethanol Project and (C) providing the Debenture holders with the right to cause Ampal to call the loan it made in connection with the Sugarcane Ethanol project.

A meeting of the Series A and Series C Debenture holders was held on May 2, 2012, at the request of the Series A and Series C Debenture holders' trustees. On the agenda was a resolution to accelerate and set to immediate repayment the entire outstanding amounts under the Series A and Series C Debentures. Following the meeting, and for the sake of continuing the negotiations of restructuring the debt, the Company informed the Series A and Series C Debenture holders' trustees of its intent to pay to the Series A Debenture holders the interest payment due on June 3, 2012 and to deposit with the Series C Debenture trustee the amount of interest paid to the Series C Debenture holders out of the funds held in deposit with the trustee on March 29, 2012. The Company’s intention is subject to the rejection of the immediate repayment resolution by the Series A and Series C Debenture holders. Following the Company's notice, the Series A and Series C trustees have issued ballots to vote for the cancellation of the immediate repayment decisions.

EMG

On April 8, 2012, there was an explosion along the Egyptian gas pipeline, approximately 10 kilometers (about 6 miles) west of Al Arish, due to an alleged terror attack, near the place of the previous explosion, which occurred on March 5, 2012. The pipeline is owned and operated by GASCO, the Egyptian gas transport company, which is a subsidiary of EGAS, the Egyptian national gas company (EMG's gas supplier). After the March 5, 2012 explosion, EGAS has not supplied gas throughout the Sinai area, to major Egyptian industries and gas consumers in the Sinai, including cement factories, power stations and homes in Al Arish, as well as to Israel (through EMG) and Jordan. The extent of the damage to GASCO’s pipeline and the estimated repair period is unknown at this point. Neither EMG's site nor EMG's pipeline were damaged as the affected GASCO pipeline is not a part of the EMG pipeline system.

On April 22, 2012, the Company announced that it has been advised by EMG that EGPC and EGAS notified EMG that they were terminating the Gas Supply and Purchase Agreement (the “Source GSPA”) between the parties. EMG considers the termination attempt unlawful and in bad faith, and consequently demanded its withdrawal. EGPC and EGAS declined to withdraw their termination notice. EMG informed EGPC and EGAS that their attempt to terminate was wrongful and, both in isolation and in combination with their other conduct, constituted repudiation of the GSPA, permitting EMG to exercise its right to terminate the GSPA at common law.

On May 3, 2012, the Company announced that it had filed a request for arbitration against the Arab Republic of Egypt, in connection with the Company’s investment in EMG for the breach of the BIT between Egypt and the United States. Other EMG investors, including Ampal affiliates and co-investors in EMG, also requested arbitration under Egypt’s BITs with Poland and Germany. In the treaty arbitrations, the EMG investors claim that Egypt breached its international obligations under the applicable investment treaties by failing to provide fair and equitable treatment and full protection and security to their investments, impairing their investments through unreasonable and discriminatory measures, failing to observe the Egyptian State’s obligations toward their investments, and expropriating their investments. Through the arbitrations, the investors seek, among other relief, significant monetary compensation for damages caused by Egypt’s treaty violations. In accordance with the BIT between Egypt and the United States, Ampal’s request for arbitration was submitted to the World Bank’s ICSID. Several other US entities and a German citizen who invested in EMG have also filed requests for arbitration pursuant to the ICSID convention. Mr. Yosef A. Maiman – a Polish national – and three Ampal-affiliated entities that he controls submitted a request for arbitration under Egypt’s BIT with Poland pursuant to the Arbitration Rules of the United Nations Commission on International Trade Law UNCITRAL.

On May 5, 2012, EGPC/EGAS filed a Notice of Arbitration against EMG at the Cairo Regional Center for International Commercial Arbitration for alleged breaches by EMG of its obligations under the GSPA. EGAS/EGPC seek, among other things, declaratory relief, monetary damages of not less than approximately $182 million and injunctive relief ordering EMG to desist from pursuing the abovementioned arbitration filed by EMG against EGPC/EGAS at the ICC.

Due to the purported termination of the Source GSPA and the uncertainties in Egypt, management decided to write-off the entire amount of the investment in EMG. The Company recorded in the quarter ended March 31, 2012 charges of $260.4 million in connection with its investment in EMG. The Company did not record future compensation from the arbitrations as an asset.

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

No significant updates have occurred since the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Revenue Recognition

In certain circumstances, sales under short-term fixed-price production type contracts or sale of products are accounted for in accordance with Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements” (“SAB 104”), and recognized when all the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the seller’s price to the buyer is fixed or determinable, no further obligation exists and collectability is reasonably assured.

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

The Company evaluates the carrying value amount of its interest in EMG annually in connection with the preparation of its financial statements. In light of the developments in Egypt during 2011, the Company obtained updated quarterly interim valuations from an independent third-party valuation firm. These periodic independent valuations obtained by the Company to assist in its preparation of financial statements customarily indicate a range of values depending on underlying assumptions. The valuations were based on the discounted cash flow (DCF) method. Due to uncertainties, the valuation firm used a range of possible scenarios, including different assumptions regarding the profitability and discount rates of EMG.

At December 31, 2011, the valuation range determined by the independent valuation firm was between $1,584 million and $1,856 million and the amount on which the carrying amount of Ampal's investment in EMG after impairment was based on a value of $1,550 million.

Due to the purported termination of the Source GSPA and the uncertainties in Egypt, management decided to write-off the entire amount of the investment in EMG. The Company recorded in the quarter ended March 31, 2012 charges of $260.4 million in connection with its investment in EMG. The Company did not record future compensation from the arbitrations as an asset.

Recently Adopted and Recently Issued Accounting Pronouncements

Accounting Standards Update (“ASU”) 2011-12 – update to ASU 2011-05

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-12 ("ASU 2011-12") which amended the comprehensive income presentation guidance. The adjustments in ASU 2011-12 supersede changes to those paragraphs in Update No. 2011-05 ("ASU 2011-05") that pertain to how, when and where reclassification adjustments are presented. Entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. The amendments are effective for public entities for annual and interim reporting periods beginning after December 15, 2011. The Company adopted this amendment on January 1, 2012.

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

ASU 2011-04

In May 2011, the FASB issued ASU No. 2011-04 ("ASU 2011-04") for Fair Value Measurements and Disclosures (Topic 820). The amendment clarifies the existing guidance and adds new disclosure requirements. The guidance is effective for interim and annual periods beginning after December 15, 2011. The guidance did not have a material impact on the financial statements.

Results of Operations

Three months ended March 31, 2012 compared to three months ended March 31, 2011

The Company recorded a consolidated net loss of $215.0 million for the three months ended March 31, 2012, compared to a net income of $17.2 million for the corresponding period in 2011. The loss in the period ended March 31, 2012 is primarily attributable to the impairment of the investment in EMG in the amount of $260.4 million (including noncontrolling interest). The income in the period ended March 31, 2011 is primarily attributable to the income of $34.1 million from discontinued operations.

Due to the purported termination of the Source GSPA and the uncertainties in Egypt, management decided to write-off the entire amount of the investment in EMG. The Company recorded in the quarter ended March 31, 2012 charges of $260.4 million in connection with its investment in EMG. The Company did not record future compensation from the arbitrations as an asset.

The Company’s management believes, based on advice of its legal counsel, that there is a reasonable chance of recovering significant monetary compensation for damages through the above described arbitrations. Future compensation from the arbitrations, if any, was not included in the Company's financial statements.

In the three months ended March 31, 2012, the Company recorded $2.5 million of marketing and sales expense, as compared to a $2.6 million marketing and sales expense in the corresponding period in 2011. These expenses are attributable to Gadot and composed mainly of salary and commission expenses.

In the three months ended March 31, 2012, the Company recorded $11.2 million of general, administrative and other expense, as compared to $13.8 million in the corresponding period in 2011. The decrease resulted mainly from the decrease in payments of annual management fees and a reduction in general and administrative expenses.

In the three months ended March 31, 2012, the Company recorded $69.4 million of net loss attributable to noncontrolling interests, as compared to $2.2 million of net loss attributable to noncontrolling interests in the corresponding period in 2011. The loss is mainly attributable to the impairment of the investment in EMG.

In the three months ended March 31, 2012, the Company recorded a $8.7 million interest expense, as compared to a $9.7 million interest expense for the corresponding period in 2011. The interest expense relates to the financing the Company obtained in order to purchase Gadot, the Company's debentures, the Company's notes payable and the interest expense resulting from the swap agreements.

In the three months ended March 31, 2012, the Company recorded a $9.2 million translation loss, as compared to a $3.9 million translation loss for the corresponding period in 2011. The monetary value of denominated NIS balances reported on our balance sheet changes with currency exchange rates resulting in the translation gain or loss. The translation loss is related to a change in the valuation of the NIS as compared to the U.S. Dollar, which increased 2.8% in the three months ended March 31, 2012, as compared to an increase of 1.9% for the corresponding period in 2011.

The Company recorded a minor net gain of $0.1 million in Equity in gains of affiliates for the three months ended March 31, 2012, similar to the corresponding period in 2011.

Results of operations analyzed by segments for the three months ended March 31:

	2012	2011
	(U.S. Dollars in thousands)
Revenues:

Chemicals	$130,986	$134,544
Finance	1,418	1,182
Leisure-time	655	667
Equity in earnings of affiliates	149	181
Total	$133,208	$136,574

The Chemicals income relates solely to Gadot and was derived from the following activities: sales of a wide range of liquid chemicals, providing maritime shipping services of chemicals by ships and providing other services, which include logistics and storage services for chemicals. The overall demand for chemical products, especially commodity chemicals, is highly dependent on general economic conditions. In the past quarter, the price of crude oil slightly decreased, accordingly the prices of commodity chemicals also decreased. In the past quarter the average freight prices slightly increased.

In the three months ended March 31, 2012, the Company recorded $133.2 million in revenue which was comprised of $131.0 million in the Chemicals segment, $1.4 million in the Finance segment, $0.7 million in the Leisure-time segment and $0.1 million Equity in earnings of affiliates, as compared to $136.6 million for the same period in 2011, which was comprised of $134.5 million in the Chemicals segment, $1.2 million in the Finance segment, $0.7 million in the Leisure-time segment and $0.2 million Equity in earnings of affiliates. The decrease in Chemicals revenue is primarily attributable to commodity price decrease, the effect of the devaluation of the Euro exchange rate versus the U.S. Dollar exchange rate in the period. The demand for chemical carriers shows moderate growth during the three months ended March 31, 2012.

	2012	2011
	(U.S. Dollars in thousands)
Expenses:

Chemicals	$129,396	$135,119
Finance	20,575	19,490
Energy	260,400	--
Real estate rental	189	176
Leisure-time	654	683
Total	$411,214	$155,468

In the three months ended March 31, 2012, the Company recorded $411.2 million in expenses which was comprised of $129.4 million of expenses in the Chemicals segment, $20.6 million of expenses in the Finance segment, $260.4 million of expenses in the Energy segment, $0.7 million of expenses in the Leisure-time segment and $0.2 million of expenses in the Real estate rental segment, as compared to $155.5 million in expenses for the same period in 2011, which was comprised of $135.1 million in the Chemicals segment, $19.5 million in the Finance segment, $0.7 million in the Leisure-time segment and $0.2 million of expenses in the Real estate rental segment. During the period of three months ended March 31, 2012, the price of crude oil slightly decreased, which led to a moderate decrease in chemical commodity prices.

Income taxes

In the three month period ended March 31, 2012, the Company reported a tax expense of $6.3 as compared to approximately $0.1 million of tax expense in the corresponding period in 2011. The tax expense which was recorded in 2012 was attributable mainly to an increase in the valuation allowance in the amount of $6.3 million, which was recorded due to the assumptions of the Company's management of the Company's ability to utilize its carryforward tax losses by way of disposition of assets. The Company intends to apply a tax planning strategy of selling all or a portion of its investments in order to utilize the net deferred income taxes that are attributable to foreign tax credits and loss carry forwards arising in the U.S., due to unrealized gain from its investments.

Liquidity and Capital Resources

Cash Flows

On March 31, 2012, cash, cash equivalents and marketable securities were $46.6 million, as compared with $54.3 million at December 31, 2011.

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

Cash flows from operating activities

Net cash used in operating activities totaled approximately $6.6 million for the three months ended March 31, 2012, compared to approximately $26.3 million used in operating activities for the corresponding period in 2011. The decrease in cash used in operating activities is primarily attributable to the decrease in other payables and inventory.

Cash flows from investing activities

Net cash used in investing activities totaled approximately $0.3 million for the three months ended March 31, 2012, compared to approximately $9.0 million provided from investing activities for the corresponding period in 2011.

Cash flows from financing activities

Net cash used in financing activities was approximately $2.8 million for the three months ended March 31, 2012, compared to approximately $59.1 million of net cash provided from financing activities for the corresponding period in 2011. The change in cash used in financing activities is primarily attributable to the notes payable repaid due to the sale of 012’s shares in the three months ended March 31, 2011.

Investments

EMG

As of March 31, 2012, the Company’s financial statements reflect a 16.8% interest in shares of East Mediterranean Gas Co. S.A.E., an Egyptian joint stock company ("EMG"), with 8.2% held directly and 8.6% held through Merhav Ampal Energy Holdings, LP, an Israeli limited partnership (of which Ampal owns 50% and which is being consolidated due to effective control granted through the partnership's agreement).

During 2012, there have been three explosions along the Egyptian gas pipeline owned and operated by GASCO (the Egyptian gas transport company) due to alleged terror attacks. Neither EMG's site nor EMG's pipeline were damaged in the attacks.

After the alleged terror attacks, the supply of gas to EMG, and therefore to EMG’s Israeli clients, was interrupted several times, and gas was not supplied for 89 days from January 1, 2012 to April 22, 2012.

On April 22, 2012, the Company announced that it had been advised by EMG that Egyptian General Petroleum Corporation (“EGPC”) and the Egyptian Natural Gas Holding Company (“EGAS”) notified EMG that they were terminating the Gas Supply and Purchase Agreement (the “Source GSPA”) between the parties. EMG considers the termination attempt unlawful and in bad faith, and consequently demanded its withdrawal. EGPC and EGAS declined to withdraw their termination notice. EMG informed EGPC and EGAS that their attempt to terminate was wrongful and, both in isolation and in combination with its other conduct, constituted repudiation of the GSPA, permitting EMG to exercise its right to terminate the GSPA at common law.

On May 3, 2012, the Company announced that it had filed a request for arbitration against the Arab Republic of Egypt, in connection with the Company’s investment in EMG for the breach of the bilateral investment treaty (“BIT”) between Egypt and the United States. Other EMG investors, including Ampal affiliates and co-investors in EMG, also requested arbitration under Egypt’s BITs with Poland and Germany. In the treaty arbitrations, the EMG investors claim that Egypt breached its international obligations under the applicable investment treaties by failing to provide fair and equitable treatment and full protection and security to their investments, impairing their investments through unreasonable and discriminatory measures, failing to observe the Egyptian State’s obligations toward their investments, and expropriating their investments. Through the arbitrations, the investors seek, among other relief, significant monetary compensation for damages caused by Egypt’s treaty violations. In accordance with the BIT between Egypt and the United States, Ampal’s request for arbitration was submitted to the World Bank’s International Centre for Settlement of Investment Disputes (“ICSID”). Several other US entities and a German citizen who invested in EMG have also filed requests for arbitration pursuant to the ICSID convention. Mr. Yosef A. Maiman – a Polish national – and three Ampal-affiliated entities that he controls submitted a request for arbitration under Egypt’s BIT with Poland pursuant to the Arbitration Rules of the United Nations Commission on International Trade Law (“UNCITRAL”).

Ampal has also been advised by EMG of the following legal proceedings involving EMG:

EMG filed a Request for Arbitration against EGPC and EGAS (collectively, “EGPC/EGAS”) on October 7, 2011 at the International Chamber of Commerce (“ICC”). EGPC is an Egyptian State authority and EGAS is an Egyptian state-owned entity. They are responsible for the development and transportation of Egypt’s hydrocarbon resources. EMG and EGPC/EGAS entered into the Source Contract on July 13, 2005. Through its Request for Arbitration, EMG has sought, in part, to enforce its rights to quantities of natural gas provided for in the Source Contract and a Tripartite Agreement entered into by EMG, IEC and EGPC/EGAS on June 13, 2005 (the "Tripartite Agreement"), and to secure compensation for EGPC/EGAS’s failure to supply contractual quantities.

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

EMG has named the Israel Electric Corporation, Ltd. (“IEC”) as an additional respondent. IEC is an Israeli state-owned electricity producer that entered into a Gas Sale and Purchase Agreement with EMG on August 8, 2005 (the "On-Sale Agreement"). Under the On-Sale Agreement, EMG promised to supply, and IEC promised to purchase, quantities of natural gas sold to EMG under the Source Contract; those quantities were in turn guaranteed by EGPC/EGAS through the Tripartite Agreement. Therefore, EGPC/EGAS guaranteed that it would provide contractual quantities of gas to EMG (for sale to IEC) under both the Source Contract and the Tripartite Agreement. Because the contractual guarantees under these two agreements are coextensive, EMG filed for declaratory relief declaring that EGPC/EGAS, and not EMG, are liable to IEC for supply deficiencies. An initial procedural conference call for the above arbitration was held on April 24, 2012, and the next meeting is scheduled for May 31, 2012. The total amount of the claim has not yet been quantified and the Company cannot currently estimate the range of possible compensation.

On September 21, 2011, EMG filed a Request for Arbitration against IEC as a sole respondent. In that arbitration, EMG seeks declaratory relief that IEC is not entitled to claim shortfall penalties from EMG as a result of EGPC/EGAS’s breaches of the GSPA and the Tripartite Agreement. EMG also seeks a declaration that it may seek out additional customers, and renew contracts with existing customers, without breaching the On-Sale Agreement. The total amount of the claim has not yet been quantified and the Company cannot currently estimate the range of possible compensation.

On May 5, 2012, EGPC/EGAS filed a Notice of Arbitration against EMG at the Cairo Regional Center for International Commercial Arbitration for alleged breaches by EMG of its obligations under the GSPA. EGAS/EGPC seek, among other things, declaratory relief, monetary damages of not less than approximately $182 million and injunctive relief ordering EMG to desist from pursuing the abovementioned arbitration filed by EMG against EGPC/EGAS at the ICC.

The Company’s management believes, based on advice of its legal counsel, that there is a reasonable chance of recovering significant monetary compensation for damages through the above described arbitrations. Future compensation from the arbitrations, if any, was not included in the Company's financial statements.

The Company evaluates the carrying value amount of its interest in EMG annually in connection with the preparation of its financial statements. In light of the developments in Egypt during 2011, the Company obtained updated quarterly interim valuations from an independent third-party valuation firm. These periodic independent valuations obtained by the Company to assist in its preparation of financial statements customarily indicate a range of values depending on underlying assumptions. The valuations were based on the discounted cash flow (DCF) method. Due to uncertainties, the valuation firm used a range of possible scenarios, including different assumptions regarding the profitability and discount rates of EMG.

At December 31, 2011, the valuation range determined by the independent valuation firm was between $1,584 million and $1,856 million and the amount on which the carrying amount of Ampal's investment in EMG after impairment was based on a value of $1,550 million.

Due to the purported termination of the Source GSPA and the uncertainties in Egypt, management decided to write-off the entire amount of the investment in EMG. The Company recorded in the quarter ended March 31, 2012 charges of $260.4 million in connection with its investment in EMG. The Company did not record future compensation from the arbitrations as an asset.

GWE

In the three months ended March 31, 2012, the Company made additional investments in the amount of a $0.3 million loan to Global Wind Energy Ltd.

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

Debentures

	Series A Debentures	Series B Debentures	Series C Debentures
	par value in NIS in thousands	par value in NIS in thousands	par value in NIS in thousands
Date of issuance	November 20, 2006	April 29, 2008	September 13, 2010
Linkage	Israeli CPI	Israeli CPI	Israeli CPI
Interest	5.75%	6.60%	6.95% + 1%(*)
Maturity date	November 2015	January 2016	September 2019
Issuance	250,000	577,823	170,000
Purchased	30,733	115,431	7,084
Paid (net)	43,853
Balance as of March 31, 2012	175,414	462,392	162,916
	U.S. Dollars in thousands	U.S. Dollars in thousands	U.S. Dollars in thousands
Balance as of March 31, 2012	55,132	140,819	45,466
Deposits held by trusties	--	5,237	7,901

 (*) See description below.

On September 13, 2010, Ampal completed a public offering in Israel of NIS 170.0 million (approximately $45.0 million) aggregate principal amount of its Series C debentures, due in 2019. The debentures are linked to the CPI and carry an annual interest rate of 6.95%. The Series C debentures rank pari passu with Ampal’s unsecured indebtedness. The debentures will be repaid in six equal annual installments commencing on September 7, 2014, and the interest will be paid semi-annually. As of March 31, 2012, the outstanding debt under the debentures amounts to $45.5 million. Ampal deposited an amount equal to $12.5 million with Ziv Haft Trust Company Ltd. in accordance with a trust agreement dated August 31, 2010, to secure the first four years worth of payments of interest on the debentures. As of March 31, 2012, the outstanding amount of the deposit was $7.9 million. The debt offering was made solely to certain non-U.S. institutional investors in accordance with Regulation S under the U.S. Securities Act of 1933, as amended. The debentures have not been and will not be registered under the U.S. securities laws, or any state securities laws, and may not be offered or sold in the United States or to United States persons without registration unless an exemption from such registration is available.

On March 15, 2012, Midroog (an affiliate of Moody's Investors Service) ("Midroog") downgraded Ampal's Series A, Series B and Series C Debentures' (the "Debentures") ratings by three notches, to Caa3 from B3 with a negative outlook.

On April 30, 2012, Midroog downgraded the Debentures’ ratings by three notches, to C from Caa3.

Due to the downgrading of the ratings of Ampal's Series C Debentures and according to the terms of the Series C debentures, the Series C debenture holders are entitled to additional 1% interest payments.

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

Accordingly, all three Series of Debentures have been classified as short-term obligations in the aggregate amount of $243.8 million.

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

On April 4, 2012, the Company announced that the Company has reached an agreement in principle on a proposed outline for arrangement (the "Term Sheet") with the Series B Committee. The Term Sheet sets out the proposed guiding principles for a detailed agreement to modify the terms of all of the Debentures.  According to the Term Sheet, Ampal will postpone all of the principal payments due to the Debenture holders by two years, and will continue to make interest payments due to all of its Debentures, in accordance with the original amortization schedule. The Term Sheet provides that the postponement on the principal payments was provided in consideration for, among other things, (i) Ampal (A) issuing warrants for equity to the Debenture holders, (B) providing additional security and liens to the Debenture holders, (C) reducing its operating expenses and management fees paid (including Mr. Maiman, the Chairman, CEO and President, not being paid a salary during the postponement period) and (D) being subject to additional financial covenants, including restrictions on investments, and (ii) the controlling shareholder group (A) agreeing to make additional capital contributions to Ampal, (B) providing a security interest in the Sugarcane Ethanol Project and (C) providing the Debenture holders with the right to cause Ampal to call the loan it made in connection with the Sugarcane Ethanol project.

A meeting of the Series A and Series C Debenture holders was held on May 2, 2012, at the request of the Series A and Series C Debenture holders' trustees. On the agenda was a resolution to accelerate and set to immediate repayment the entire outstanding amounts under the Series A and Series C Debentures. Following the meeting, and for the sake of continuing the negotiations of restructuring the debt, the Company informed the Series A and Series C Debenture holders' trustees of its intent to pay to the Series A Debenture holders the interest payment due on June 3, 2012 and to deposit with the Series C Debenture trustee the amount of interest paid to the Series C Debenture holders out of the funds held in deposit with the trustee on March 29, 2012. The Company’s intention is subject to the rejection of the immediate repayment resolution by the Series A and Series C Debenture holders. Following the Company's notice, the Series A and Series C trustees have issued ballots to vote for the cancellation of the immediate repayment decisions.

Loans

a.
Ampal funded Gadot's three-stage acquisition with a combination of available cash and the proceeds of the credit facility, as amended from time to time (the "Credit Facility"), between Merhav-Ampal Group Ltd. (formerly Merhav-Ampal Energy Ltd.), an Israeli corporation and wholly owned subsidiary of Ampal ("MAG"), and Israel Discount Bank Ltd. ("IDB"), for approximately $87.4 million. The Credit Facility is divided into two equal loans of approximately $43.7 million. The first loan is a revolving loan that has no principal payments and may be repaid in full or in part on December 31 of each year until 2019, when a single balloon payment will become due. The second loan also matures in 2019, has no principal payments for the first one and a half years, and shall thereafter be paid in equal installments over the remaining 9.5 years of the term. As of March 31, 2012, the outstanding debt under the loans amounts to $79.5 million. Interest on both loans accrues at a floating rate currently equal to LIBOR plus 3% and is payable on a current basis. Ampal has guaranteed all the obligations of MAG under the Credit Facility and Ampal’s interest in Gadot has also been pledged to IDB as a security for the Credit Facility.  Yosef Maiman has agreed with IDB to maintain ownership of a certain amount of the Company’s Class A Stock. The Credit Facility contains customary affirmative and negative covenants for credit facilities of this type. The Company has certain financial and other covenants in the Credit Facility. The Company determined that in connection with the preparation of its March 31, 2012 financial statements it would not meet certain required covenants and due to the Company's other debts (mainly, to its debenture holders), in accordance with the terms of the Credit Facility, IDB may decide to accelerate the Credit Facility and set it to immediate prepayment. The outstanding balance is classified as a current liability. The bank has not requested early repayment of the loans.

b.
As of March 31, 2012, the Company has a $3.3 million loan with Union Bank of Israel that bears interest at the rate of LIBOR plus 2% to be repaid in two remaining annual installments on April 2, 2012 and 2013. The loan agreement contains financial and other covenants. The Company determined that in connection with the preparation of its March 31, 2012 financial statements that it would not meet the covenants, and that therefore, Union Bank of Israel may decide to accelerate the loan and set it to immediate prepayment. The outstanding balance is classified as a current liability. The bank has not requested early repayment of the loans.

c.
As of March 31, 2012, the Company has $98.7 million in notes from institutional investors who own 50% of Merhav Ampal Energy Holdings, LP. The notes are not linked to the CPI, bear no interest and are repayable upon agreement by both parties.

d.
The Company has a long-term loan from Bank Hapoalim in the aggregate amount of $3.5 million. The loan matures in 2018 and shall be paid in seven equal annual installments. As of March 31, 2012, the outstanding debt under the loan amounts to $3.5 million. Interest accrues at a floating rate equal to LIBOR plus 3.5% and is payable on a quarterly basis.

e.
As of March 31, 2012, Gadot had $2.4 million outstanding under its other debentures. These debentures are not convertible into shares and are repayable in five equal annual installments on September 15 of each of the years 2008 through 2012. The outstanding balance of the principal of the debentures bears interest at an annual rate of 6.5%. The principal and interest of the debentures are linked to the CPI and the interest is payable in semi-annual installments on March 15 and September 15 of each of the years 2006 through 2012.

f.
As of March 31, 2012, Gadot has short-term loans, including current maturities, payable in the amount of $137.7 million and long-term loans payable in the amount of $117.8 million. The various short term-loans payable are either unlinked or linked to the U.S. Dollar or Euro and bear interest at annual rates between 2.2% to 6.0%. The various long-term loans payable are either unlinked or linked to the CPI or linked to the U.S. Dollar or Euro and bear interest at annual rates between 0.3% to 11.4%.

Our significant contractual obligations as of March 31, 2012 are summarized in the following table (in thousands):

Contractual Obligations	Total	Less than 1 year	1 – 3 years	3-5 years	More than 5 years
Short-Term Debt:
Gadot - working capital	$101,332	$101,332
Gadot - current maturities	$36,412	$36,412
Ampal - revolving credit line	$192	$192
Ampal - current maturities	$83,354	$83,354
Debentures	$243,786	$243,786
Long-Term Debt:
Ampal	$101,659		$1,000	$1,000	$99,659
Gadot	117,789		31,938	25,731	60,120
Total Debt	$684,524	$465,076	$32,938	$26,731	$159,779

As of March 31, 2012, the Company had issued guarantees on certain outstanding loans to its investees and suppliers in the aggregate principal amount of $39.5 million, as follows:

1.	The Company provided a $8.7 million guarantee on indebtedness incurred by Bay Heart.

2.	$30.8 million guarantees of Gadot for suppliers.

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

As of March 31, 2012, the Company had open foreign currency forward exchange contracts to purchase Euros and sell U.S. Dollars in the amount of $3.0 million.

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

Should any of those risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary from those described herein as anticipated, believed, estimated, expected, intended or planned. These risks and uncertainties may include, but are not limited to, those described in this report, in Part II, Item 1A. Risk Factors and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2011, and those described from time to time in our future reports filed with the Securities and Exchange Commission. The Company assumes no obligation to update or revise any forward-looking statements.

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

On May 3, 2012, the Company announced that it had filed a request for arbitration against the Arab Republic of Egypt, in connection with the Company’s investment in EMG for the breach of the BIT between Egypt and the United States. Other EMG investors, including Ampal affiliates and co-investors in EMG, also requested arbitration under Egypt’s BITs with Poland and Germany. In the treaty arbitrations, the EMG investors claim that Egypt breached its international obligations under the applicable investment treaties by failing to provide fair and equitable treatment and full protection and security to their investments, impairing their investments through unreasonable and discriminatory measures, failing to observe the Egyptian State’s obligations toward their investments, and expropriating their investments. Through the arbitrations, the investors seek, among other relief, significant monetary compensation for damages caused by Egypt’s treaty violations. In accordance with the BIT between Egypt and the United States, Ampal’s request for arbitration was submitted to the World Bank’s ICSID. Several other US entities and a German citizen who invested in EMG have also filed requests for arbitration pursuant to the ICSID convention. Mr. Yosef A. Maiman – a Polish national – and three Ampal-affiliated entities that he controls submitted a request for arbitration under Egypt’s BIT with Poland pursuant to the Arbitration Rules of the United Nations Commission on International Trade Law UNCITRAL.

The Company’s management believes, based on advice of its legal counsel, that there is a reasonable chance of recovering significant monetary compensation for damages through the above described arbitrations. Future compensation from the arbitrations, if any, was not included in the Company's financial statements.

Item 1A.             RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information.

None.

Item 6.                Exhibits.

(a)	Exhibits:

11.1	Schedule Setting Forth Computation of Earnings Per Share of Class A Stock.

31.1	Certification of Yosef A. Maiman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Irit Eluz pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Yosef A. Maiman and Irit Eluz pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPAL-AMERICAN ISRAEL CORPORATION

By: /s/ Yosef A. Maiman
Yosef A. Maiman
Chairman of the Board
President & Chief Executive Officer
(Principal Executive Officer)

By: /s/ Irit Eluz
Irit Eluz
CFO and Senior Vice President,
Finance and Treasurer
(Principal Financial Officer)

By: /s/ Nir Bernstein
Nir Bernstein
Controller
(Principal Accounting Officer)

Date: May 9, 2012

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