Form 10-Q
period 2012-06-30
AMPAL-AMERICAN ISRAEL CORP
filed 2012-08-06
CIK 731859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes ☐ No ☒

The number of shares outstanding of the issuer’s Class A Stock, par value $1.00 per share, its only authorized common stock, is 2,806,688 (as of July 30, 2012).

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS
AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS AS OF	June 30, 2012	December 31, 2011
(U.S. Dollars in thousands)	(Unaudited)

Current assets:
Cash and cash equivalents	$30,713	$54,333
Marketable securities	56	177
Accounts receivable (Net of allowance for doubtful amounts of $2,872 and $2,510)	113,294	111,172
Deposits and notes receivable	13,279	12,682
Inventories	37,143	37,757
Other assets	24,443	28,912
Total current assets	218,928	245,033
Non-current assets:
Investments	10,487	269,871
Fixed assets, less accumulated depreciation of $55,573 and $49,556	186,315	190,524
Deposits and notes receivable	29,950	32,107
Deferred taxes	13,657	22,086
Other assets	8,567	9,701
Goodwill	65,518	67,094
Intangible assets	8,896	10,193
Total Non-current assets	323,390	601,576

TOTAL ASSETS	$542,318	$846,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

LIABILITIES AND EQUITY (CAPITAL DEFICIENCY) AS OF	June 30, 2012	December 31, 2011
(U.S. Dollars in thousands, except share amounts)	(Unaudited)

LIABILITIES
Current liabilities:
Notes and loans payable and current maturities of long term loans	$217,786	$211,047
Accounts payable, accrued expenses and others	91,363	91,900
Debentures	233,737	237,084
Total current liabilities	542,886	540,031
Long term liabilities:
Notes and loans payable	111,201	130,327
Notes to non-related limited partners	93,428	95,922
Deferred taxes	11,992	13,702
Other long-term liabilities	15,778	16,661
Total long-term liabilities	232,399	256,612
Total liabilities	775,285	796,643

Redeemable noncontrolling interest	588	604

EQUITY (CAPITAL DEFICIENCY)
Ampal's shareholders' equity:
Class A Stock $1 par value; June 30, 2012 and December 31, 2011, 100,000,000 shares
authorized; issued 3,163,866 shares; outstanding 2,806,688 shares *	3,164	3,164

Additional paid-in capital	243,302	243,055

Accumulated deficiency	(345,854)	(127,637)

Accumulated other comprehensive loss	(12,676)	(11,781)

Treasury stock, at cost (June 30, 2012 and December 31, 2011, 357,181 shares)*	(28,763)	(28,763)

Total Ampal shareholders’ equity (capital deficiency)	(140,827)	78,038

Noncontrolling interest	(92,728)	(28,676)

Total equity (capital deficiency)	(233,555)	49,362

TOTAL LIABILITIES AND EQUITY (NET OF CAPITAL DEFICIENCY)	$542,318	$846,609

(*) Retroactively adjusted to reflect a reverse stock split (see Note 17)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

SIX MONTHS ENDED JUNE 30,	2012	2011
(U.S. Dollars in thousands, except per share amounts)	(Unaudited)	(Unaudited)

REVENUES:
Chemical income	$254,864	$274,171
Real estate income	160	174
Gain on sale of fixed assets	39	40
Realized and unrealized gains on marketable securities	--	21
Translation gain	5,585	--
Equity in earnings of affiliates	326	179
Interest income	1,550	1,336
Leisure-time income	1,512	1,549
Other income	436	1,770
Total revenues	264,472	279,240

EXPENSES:
Chemical expense - cost of goods sold	229,744	249,214
Real estate expenses	534	300
Realized and unrealized losses on marketable securities	14	--
Loss from impairment of investments	260,400	16,923
Interest expense	20,548	22,659
Translation loss	--	7,256
Marketing expenses	5,130	5,354
General, administrative and other	23,419	30,855
Total expenses	539,789	332,561
Loss from continuing operations before income taxes	(275,317)	(53,321)
Income tax expenses	(6,923)	(14,298)
Net loss from continuing operations after tax benefits	(282,240)	(67,619)
Discontinued operations:
Gain disposal, net of tax	--	28,891
Income from discontinued operations, net of tax	--	5,175
Net income from discontinued operations	--	34,066
Net loss	(282,240)	(33,553)
Less: Net loss attributable to noncontrolling interests	64,023	11,456
Net loss attributable to Ampal's shareholders	(218,217)	(22,097)

Basic and diluted EPS:
Loss from continuing operations attributable to Ampal's shareholders *	(77.75)	(20.01)
Discontinued operations attributable to Ampal's shareholders *	--	12.14
	$(77.75)	$(7.87)

Shares used in EPS calculation (in thousands) *	2,807	2,807

(*) Retroactively adjusted to reflect a reverse stock split (see Note 17)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

SIX MONTHS ENDED JUNE 30,	2012	2011
(U.S. Dollars in thousands)	(Unaudited)	(Unaudited)

Net loss	$(282,240)	$(33,553)
Other comprehensive income (loss), net of tax:
Unrealized (realized) gain on available for sale securities	(8)	--
Foreign currency translation adjustments	(1,519)	1,497
Share of other comprehensive income (loss) of affiliates	603	(485)
Other comprehensive income (loss), net of tax	(924)	1,012
Comprehensive loss	(283,164)	(32,541)
Less: comprehensive loss attributable to the noncontrolling interest	(64,052)	(11,386)

Comprehensive loss attributable to the company	$(219,112)	$(21,155)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

THREE MONTHS ENDED JUNE 30,	2012	2011
(U.S. Dollars in thousands, except per share amounts)	(Unaudited)	(Unaudited)

REVENUES:
Chemical income	$123,878	$139,627
Real estate income	74	62
Realized and unrealized gains on marketable securities	--	8
Gain on sale of fixed assets	48	61
Translation gain	14,268	--
Equity in earnings (loss) of affiliates	177	(2)
Interest income	455	916
Leisure-time income	857	882
Other income	230	1,133
Total revenues	139,987	142,687

EXPENSES:
Chemical expense - cost of goods sold	109,959	123,866
Real estate expenses	345	124
Realized and unrealized losses on marketable securities	45	--
Loss from impairment of investments	--	16,923
Interest expense	12,136	12,960
Translation loss	--	3,362
Marketing expenses	2,622	2,780
General, administrative and other	12,191	17,099
Total expenses	137,298	177,114
Income (loss) from continuing operations before income taxes	2,689	(34,427)
Income tax expenses	(588)	(14,169)
Net income (loss) from continuing operations after tax benefits	2,101	(48,596)
Discontinued operations:
Gain disposal, net of tax	--	--
Income from discontinued operations, net of tax	--	--
Net income from discontinued operations	--	--
Net income (loss)	2,101	(48,596)
Less: Net income (loss) attributable to noncontrolling interests	(5,347)	9,253
Net loss attributable to Ampal's shareholders	(3,246)	(39,343)

Basic and diluted EPS:
Loss from continuing operations attributable to Ampal's shareholders *	(1.16)	(14.02)
Discontinued operations attributable to Ampal's shareholders *	--	--
	$(1.16)	$(14.02)

Shares used in EPS calculation (in thousands) *	2,807	2,807

(*) Retroactively adjusted to reflect a reverse stock split (see Note 17)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

THREE MONTHS ENDED JUNE 30,	2012	2011
(U.S. Dollars in thousands)	(Unaudited)	(Unaudited)

Net income (loss)	$2,101	$(48,596)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(6,276)	2,611
Share of other comprehensive income (loss) of affiliates	616	(254)
Other comprehensive income (loss), net of tax	(5,660)	2,357
Comprehensive loss	(3,559)	(46,239)
Less: comprehensive income (loss) attributable to the noncontrolling interest	5,303	(9,199)

Comprehensive loss attributable to the company	$(8,862)	$(37,040)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30,	2012	2011
(U.S. Dollars in thousands)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss for the period	$(282,240)	$(33,553)
Net income from discontinued operations	--	(34,066)
Loss from continuing operations	(282,240)	(67,619)
Adjustments to reconcile net loss for the period to net cash provided by (used in) operating activities:
Equity in earnings of affiliates	(326)	(179)
Realized and unrealized loss (gain) on investments, net	14	(21)
Depreciation and amortization expense	8,212	10,579
Loss from sale of fixed assets	(39)	(40)
Impairment of investment	260,400	16,923
Non cash stock based compensation	291	336
Translation loss (gain)	(5,585)	7,099
Increase in other assets	3,970	4,110
Decrease (increase) in inventories	208	(3,105)
Increase in accounts receivable	(2,543)	(3,359)
Increase (decrease) in accounts payable, accrued expenses and other	7,162	(7,795)
Gain from repurchase of debentures	--	(889)
Proceeds from sale of trading securities	(339)	318

Net cash used in operating activities	(10,815)	(43,642)

Cash flows from investing activities:
Deposits, notes and loans receivable collected (received)	(374)	11,300
Purchase and improvements of fixed assets	(3,933)	(4,595)
Proceeds from sale of available-for-sale shares	312	--
Decrease (increase) in severance fund	631	(421)
Proceeds from sale of fixed assets	151	363

Net cash provided from (used in) investing activities	(3,213)	6,647

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30,	2012	2011
(U.S. Dollars in thousands)	(Unaudited)	(Unaudited)

Cash flows from financing activities:
Proceeds from notes issued and loans received	$1,895	$10,202
Notes and loans payable repaid	(11,110)	(64,997)
Debentures repaid	--	(4,962)

Net cash used in financing activities	(9,215)	(59,757)

Effect of exchange rate changes on cash and cash equivalents	(377)	856

Cash flows from discontinued operations:
Cash used in operating activities of discontinued operations	--	(18,124)
Cash provided by investing activities of discontinued operations		174,085
Cash used in financing activities of discontinued operations	--	(3,973)
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	--	(901)
Net cash provided by discontinued operations	--	151,087

Net increase (decrease) in cash and cash equivalents	(23,620)	55,191
Cash and cash equivalents at beginning of period (in 2011 including $8,851 from discontinued operations)	54,333	42,192

Cash and cash equivalents at end of period	$30,713	$97,383

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CAPITAL DEFICIENCY)

(U.S. Dollars in thousands)

Unaudited

Equity attributable to Ampal-American Israel Corporation shareholders
Class A Stock **
Number of shares*	Amount	Additional paid-in capital **	Accumulated deficit	Accumulated other comprehensive loss	Treasury stock	Non-controlling interests	Total equity (deficit)

BALANCE AT JANUARY 1, 2012	3,164	3,164	243,055	(127,637)	(11,781)	(28,763)	(28,676)	49,362
CHANGES DURING THE SIX MONTHS ENDED JUNE 30, 2012:
Comprehensive loss:
Net loss for the period				(218,217)			(64,023)	(282,240)
Unrealized gain from marketable securities					(8)			(8)
Foreign currency translation adjustments					(887)		(29)	(916)
Total comprehensive loss								(283,164)
Share based compensation expense			247					247
BALANCE AT JUNE 30, 2012	3,164	3,164	243,302	(345,854)	(12,676)	(28,763)	(92,728)	(233,555)

* In thousands

(**) Retroactively adjusted to reflect a reverse stock split (see Note 17)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CAPITAL DEFICIENCY)

(U.S. Dollars in thousands)

Unaudited

Equity attributable to Ampal-American Israel Corporation shareholders
Class A Stock **
Number of shares*	Amount	Additional paid-in capital **	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Non-controlling interests	Total equity

BALANCE AT JANUARY 1, 2011	3,164	3,164	243,037	(32,316)	103	(28,763)	(6,677)	178,548
CHANGES DURING THE SIX MONTHS ENDED JUNE 30, 2011:
Comprehensive income (loss):
Net loss for the period				(22,097)			(11,456)	(33,553)
Foreign currency translation adjustments					942		70	1,012
Total comprehensive loss								(32,541)
Share based compensation expense			336					336
BALANCE AT JUNE 30, 2011	3,164	3,164	243,373	(54,413)	1,045	(28,763)	(18,063)	146,343

* In thousands

(**) Retroactively adjusted to reflect a reverse stock split (see Note 17)

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

As of June 30, 2012, the Company’s financial statements reflect a 16.8% interest in shares of East Mediterranean Gas Co. S.A.E., an Egyptian joint stock company ("EMG"), with 8.2% held directly and 8.6% held through Merhav Ampal Energy Holdings, LP, an Israeli limited partnership (of which Ampal owns 50% and which is being consolidated due to effective control granted through the partnership's agreement).

Since February 2011 and during 2012, there was a series of explosions along the Egyptian gas pipeline owned and operated by GASCO (the Egyptian gas transport company) due to alleged terror attacks. Neither EMG's site nor EMG's pipeline were damaged in the attacks.

After the alleged terror attacks, the supply of gas to EMG, and therefore to EMG’s Israeli clients, was interrupted several times, and gas was not supplied for 89 days from January 1, 2012 to April 22, 2012.

On April 22, 2012, the Company announced that it had been advised by EMG that Egyptian General Petroleum Corporation (“EGPC”) and the Egyptian Natural Gas Holding Company (“EGAS”) notified EMG that they were terminating the Gas Supply and Purchase Agreement (the “Source GSPA”) between the parties. EMG considers the termination attempt unlawful and in bad faith, and consequently demanded its withdrawal. EGPC and EGAS declined to withdraw their termination notice. EMG informed EGPC and EGAS that their attempt to terminate was wrongful and, both in isolation and in combination with their other conduct, constituted repudiation of the Source GSPA, permitting EMG to exercise its right to terminate the Source GSPA at common law.

On May 3, 2012, the Company announced that it had filed a request for arbitration against the Arab Republic of Egypt, in connection with the Company’s investment in EMG for the breach of the bilateral investment treaty (“BIT”) between Egypt and the United States. Other EMG investors, including Ampal affiliates and co-investors in EMG, also requested arbitration under Egypt’s BITs with the United, States, Poland and Germany. In the treaty arbitrations, the EMG investors claim that Egypt breached its international obligations under the applicable investment treaties by failing to provide fair and equitable treatment and full protection and security to their investments, impairing their investments through unreasonable and discriminatory measures, failing to observe the Egyptian State’s obligations toward their investments, and expropriating their investments. Through the arbitrations, the investors seek, among other relief, significant monetary compensation for damages caused by Egypt’s treaty violations. In accordance with the BIT between Egypt and the United States, Ampal’s request for arbitration was submitted to the World Bank’s International Centre for Settlement of Investment Disputes (“ICSID”). Several others US entities and a German citizen who invested in EMG have also filed requests for arbitration pursuant to the ICSID convention. Mr. Yosef A. Maiman – a Polish national – and three Ampal-affiliated entities that he controls submitted a request for arbitration under Egypt’s BIT with Poland pursuant to the Arbitration Rules of the United Nations Commission on International Trade Law.

Ampal has also been advised by EMG of the following legal proceedings involving EMG:

EMG filed a Request for Arbitration against EGPC and EGAS (collectively, “EGPC/EGAS”) on October 6, 2011 at the International Court of Arbitration of the International Chamber of Commerce (“ICC”). EGPC is an Egyptian State authority and EGAS is an Egyptian state-owned entity. They are responsible for the development and transportation of Egypt’s hydrocarbon resources. EMG and EGPC/EGAS entered into the Source GSPA on June 13, 2005. Through its Request for Arbitration, EMG has sought, in part, to enforce its rights to quantities of natural gas provided for in the Source GSPA and a Tripartite Agreement entered into by EMG, IEC and EGPC/EGAS (which EMG and EGPC/EGAS signed on June 13 2005 and which IEC signed on August 28, 2005) (the "Tripartite Agreement") and to secure compensation for EGPC/EGAS’s failure to supply contractual quantities.

Although the delivery shortfalls date back to EGPC/EGAS’s earliest deliveries under the Source GSPA, EGPC/EGAS subjected EMG to increasingly severe shortages (and at times to total stoppages) since February 2011. EGPC/EGAS have attempted to avoid liability for the shortages and stoppages by claiming that they are excused from their contractual obligations under the force majeure provisions of the Source GSPA. EMG has asked that a tribunal affirm EGPC/EGAS’s inability to invoke force majeure, and therefore to affirm EGPC/EGAS’s liability to EMG.

EMG has named the Israel Electric Corporation, Ltd. (“IEC”) as an additional respondent. IEC is an Israeli state-owned electricity producer that entered into a Gas Sale and Purchase Agreement with EMG on August 8, 2005 (the "On-Sale Agreement"). Under the On-Sale Agreement, EMG promised to supply, and IEC promised to purchase, quantities of natural gas sold to EMG under the Source GSPA; those quantities were in turn guaranteed by EGPC/EGAS through the Tripartite Agreement. Therefore, EGPC/EGAS guaranteed that it would provide contractual quantities of gas to EMG (for sale to IEC) under both the Source GSPA and the Tripartite Agreement. Because the contractual guarantees under these two agreements are coextensive, EMG filed for declaratory relief stating that EGPC/EGAS, and not EMG, are liable to IEC for supply deficiencies. An initial procedural conference for the above arbitration was held on April 24, 2012, and the next meeting took place on May 31, 2012. The parties are currently exchanging pleadings regarding the ICC tribunal’s jurisdiction over the dispute. The total amount of the claim has not yet been quantified and the Company cannot currently estimate the range of potential compensation.

On September 21, 2011, EMG filed a Request for Arbitration against IEC as a sole respondent. In that arbitration, EMG seeks declaratory relief that IEC is not entitled to claim shortfall penalties from EMG as a result of EGPC/EGAS’s breaches of the Source GSPA and the Tripartite Agreement. EMG also seeks a declaration that it may seek out additional customers, and renew contracts with existing customers, without breaching the On-Sale Agreement. The total amount of the claim has not yet been quantified and the Company cannot currently estimate the range of possible compensation.

On May 5, 2012, EGPC/EGAS filed a Notice of Arbitration against EMG at the Cairo Regional Centre for International Commercial Arbitration for alleged breaches by EMG of its obligations under the Source GSPA. EGAS/EGPC seek, among other things, declaratory relief, monetary damages of not less than approximately $182 million and injunctive relief ordering EMG to desist from pursuing the abovementioned arbitration filed by EMG against EGPC/EGAS at the ICC.

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

Accordingly, as of June 30, 2012 all the Series of the Debentures in the amount of $231.4 million have been classified as short-term obligations.

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

A meeting of the Series A and Series C Debenture holders was held on May 2, 2012, at the request of the Series A and Series C Debenture holders' trustees. On the agenda was a resolution to accelerate and set to immediate repayment the entire outstanding amounts under the Series A and Series C Debentures. Following the meeting, and for the sake of continuing the negotiations of restructuring the debt, the Company informed the Series A and Series C Debenture holders' trustees of its intent to pay to the Series A Debenture holders the interest payment due on June 3, 2012 and to deposit with the Series C Debenture trustee the amount of interest paid to the Series C Debenture holders out of the funds held in deposit with the trustee on March 29, 2012. The Company’s intention is subject to the rejection of the immediate repayment resolution by the Series A and Series C Debenture holders. Following the Company's notice, on May 15, 2012, the Series A and Series C Debenture holders voted for the cancellation of the immediate repayment decisions.

On July 17, 2012, the Company announced that it published a new proposed outline for arrangement (the "New Term Sheet") to be voted on by the Debenture holders by ballot in the upcoming days. The New Term Sheet sets out the proposed guiding principles for a detailed agreement to modify the terms of all of the outstanding Debentures.  The New Term Sheet reflects the ongoing negotiations with the committees formed by the Holders. If the New Term Sheet is adopted, various court approvals, registration statements and a detailed Debenture holders’ consent will be required.

According to the New Term Sheet, the Company will postpone all of the principal payments due to all of its Debentures by two years (the "Postponement Period"), starting in December 2011.

The New Term Sheet includes various undertakings to be taken by both the Company and by its controlling shareholder group upon final agreement, including, among others:

1.
During the Postponement Period, the Company will continue to make semi-annual interest payments due to all of its Debentures, the first one on the later of October 1, 2012 or 10 business days after the final restructuring agreement is approved, and the rest once every six months thereafter. On the date of the first semi-annual interest payment, the Company will pay each Debenture series the entire interest accumulated up to that date;

2.
Once the final restructuring agreement is approved and subject to the Company's available cash, the Company will pay the Debenture holders a sum of $5 million on account of the first principal payment after the Postponement Period. In any event the Company will pay at least $2.5 million not later than December 31, 2012 and the balance not later than June 30, 2013. Out of this amount, $1.25 million will be paid to Series B Debenture holders and the balance will be paid pro rata between all the Debenture holders;

3.
For the Postponement Period, all the Debenture holders will be eligible to receive additional annual interest at the rate of 1.25% to be paid during the future principal payments. All of the Debenture holders will be eligible to receive further additional annual interest at the rate of 0.75% for the period after the Postponement Period and through the maturity of the entire debt due under the Debentures;

4.	The Company will deposit with each Debenture Series holders' trustee additional cash equal to the payment of semi-annual interest payments to the Debenture holders;

5.
Issuance to the Debenture holders of more than 23% of the Company's Class A Stock, resulting in the Debenture holders holding 23% of the Company's Class A Stock on a fully diluted basis after all Class A Stock has been issued according to the final restructuring agreement, while Mr. Maiman, the Chairman, President and CEO of the Company and a member of the Company's controlling shareholder group, will continue to hold at that time no less than 51% (on a fully diluted basis) of the Company's Class A Stock;

6.
The Company will grant the Debenture holders a single first rank lien, for an unlimited sum, on the Company's holdings in a limited partnership which holds an interest in EMG. In addition, the Company will undertake that the remuneration from realization of its holding in EMG will be distributed prorata between the Company and the other limited partners and the aforesaid limited partnership;

7.
The Company’s controlling shareholder group will grant the Debenture holders a single first rank lien up to a value of $20 million on 24% of the Company's controlling shareholder group’s interests in the Ethanol project in Colombia, held by the controlling shareholder group (the "Ethanol Project");

8.
The Company will grant the Debenture holders a single first rank lien, for an unlimited sum, on the Company's right to receive payments due on a loan the Company provided to a member of the controlling shareholder group related to the Ethanol Project including the interest accrued up to the date of the realization of such lien, and a similar lien on 25% of the equity of a company which holds the Ethanol Project, should the Company exercise said loan to equity;

9.
The Company will grant the Debenture holders a single first rank lien, for an unlimited sum, on the Company's right to receive payments resulting from its ongoing arbitrations against the Government of Egypt related to its holdings in EMG;

10.	The Company will grant the Debenture holders a single first rank lien, for an unlimited sum, on the Company's 37% interest in Bay-Heart Ltd.;

11.	Mr. Maiman will grant the Debenture holders a single first rank lien, for an unlimited sum, on his 24% interest in Eltek Ltd. (Nasdaq: ELTK) ("Eltek");

12.
The Company will grant the Debenture holders a single first rank lien on the Company's holdings in its fully owned Israeli subsidiary, Ampal Energy Ltd. The Company will request that Israel Discount Bank approve this lien before approving the final restructuring agreement. The lien will include terms and/or a quick resolution mechanism which would allow for a grace period before the realization of the lien if it appears that the Company is about to complete its obligations in accordance with the New Term Sheet and it can be assumed that during such grace period, the Company would complete its obligations to the Debenture holders;

13.	The Company will be subject to several financial covenants and enhanced disclosure undertakings;

14.	The Company will not pay dividends or other payments to its shareholders until 50% of the outstanding principal payments due to the Debentures have been repaid to the Debenture holders;

15.
During the Postponement Period, the Company will not make any out-of-the-ordinary-course-of business transactions with its controlling shareholder group, without the prior consent of the Debenture holders;

16.
The Company will not pay Mr. Maiman any salary during the Postponement Period, and for an additional period of two years, his cash salary will be limited to 50% of his current salary, while the remainder will be paid in the Company's Class A Stock;

17.
The Debenture holders will receive a put option from a member of the Company's controlling shareholder group, exercisable between March 1, 2013 and September 1, 2013, on the loan made by the Company to the controlling shareholder group with regard to the Ethanol Project, permitting the Debenture holders to cause the Company to call the loan or to sell the shares the Company will own in the Ethanol Project to the controlling shareholder group for $22.5 million (plus interest). The payment of the loan will be made in two installments: the first 25% of the payment will be made by July 1, 2013 and the remaining 75% by March 1, 2014. If the option is exercised after April 1, 2013, the first aforesaid payment will be made 3 months after the option exercise. The put option will be cancelled in the event the Company sells its holdings in the Ethanol Project for an amount not less than $22.5 million (plus interest);

18.
After the approval of the final agreement, Mr. Maiman will transfer to the Company his 24% holdings in Eltek and he will receive the Company's Class A stock with a value of $3 million. The Company will sell the holdings in Eltek and if the consideration is less than $3 million, Mr. Maiman will pay the difference not later than March 1, 2013. No later than September 1, 2013, Mr. Maiman will pay the Company the difference between the said amount and $6 million, for which he will receive additional shares of the Company’s Class A Stock;

19.
The controlling shareholder group of the Company will not transfer the controlling stake in the Company during the Postponement Period and will waive any rights for a "golden parachute" in case of change of control during the Postponement Period and until the first principal payment is made to all series of Debentures;

20.
All of Mr. Maiman's undertakings detailed above will be mortgaged in favor of the Debenture holders and will remain valid in the event of the Company's insolvency, receivership, liquidation and stay-off proceedings;

21.
The Debenture holders will have the right to set all of their the Company debt to immediate prepayment one year from the finalization and approval of the restructuring, should the Company not meet at least one of the three following milestones: Gadot's value is higher by $20 million than The Company's secured debt to Discount Bank; EMG's business has returned to normal course or EMG provides any other financial benefits to the Company; or, a third party has invested in the Ethanol Project in an investment reflecting a project value higher than the project's current value on the Company's books (which is approximately $90 million for the 100% of the project);

22.
The Debenture holders will have the right to appoint an observer to The Company's Board of Directors’ meetings. Said observer will be entitled to authorize Global Wind Energy's annual budget, to receive certain information from the Company regarding its expenses, etc. He will also be entitled to receive payments in accordance with the payments made to the members of the Board, and will be an additional beneficiary to the Company's Directors & Officers insurance policy;

23.
During the Postponement Period, the Company’s general and administrative expenses, including management fee payments to one of the members of the controlling group and payments to the Company's CFO will be reduced substantially. Should one of the three milestones detailed in Section 21 above occur, a sum of $250,000 out of the  reduced sum as aforesaid will be paid to that member and to the CFO;

24.
Subject to any required approvals, all payments to the Company's unsecured financial debtors will be postponed in the same manner as the debt to the Debenture holders, which will be entitled to similar pro rata rights as provided to the Debenture holders;

25.	The Company will not enter to new investments during the Postponement Period without the prior consent of the Debenture holders;

26.
The Company will have the right to release some of the liens according to a mechanism to be agreed upon in the final settlement agreement and to repay the debt to the Debenture holders early at the pari value and will be released at that time from all of its undertakings;

27.
Not later than 90 days after the approval of the New Term Sheet, the parties will finalize the drafting of the detailed restructuring agreement and will present it for the votes of the Debenture holders; and

28.
The detailed restructuring agreement will include certain exemptions from possible litigation against the Company's controlling shareholders group, its directors and its officers.  Such exemptions are all subject to the Company's and Mr. Maiman's upholding their undertakings and depositing with the trustees of the Debentures an amount of $9 million by January 1, 2014 from sources which do not currently appear in the Company's forecasted cash flow, all as will be detailed in the final restructuring agreement. Notwithstanding the aforesaid, the exemption related to the Ethanol Project will be subject only to the actual payments made by the member of the Company's controlling shareholders group according to Section 17 above. On July 30, 2012, the Company amended this section of the New Term Sheet, and currently, such exemptions are subject to the Company's and Mr. Maiman's upholding their undertakings, and will be valid only as long as the Company does not undergo receivership and/or bankruptcy proceedings, except for the exemption regarding possible litigation due to the put option described in Section 17 above, which will be valid and in force as long as such put option is upheld by Mr. Maiman.

On July 30, 2012, the Company announced that should the Series B Debenture holders vote not to accept the New Term Sheet, the previous decision of the Series B Debenture holders to accelerate the Company’s entire debt under the Series B Debentures and set it to immediate repayment will become effective immediately. Therefore, due to the timing of the pending vote that as noted will occur after July 31, 2012, the Company’s Board of Directors has decided that the Upcoming Interest Payments will be made immediately after it is clear that the Debenture holders have approved moving forward with continuing negotiations with the Company by voting to accept the New Term Sheet.

Presently, the Company does not have sufficient cash and other resources to service its debt and finance its ongoing operations. This fact raises substantial doubts as to the Company's ability to continue as a going concern if the Company does not reach agreement with the debenture holders, obtain additional financing or otherwise raise capital through the sale of assets or otherwise. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. Management is in the process of negotiations with the Holders’ committees to restructure the debt to its Series A, Series B and Series C Debenture Holders, but there is no assurance that the negotiations will succeed, and there is no assurance that the Company will reach detailed agreements with the Debenture holders and obtain all the required consents and approvals.

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

Ampal funded the Gadot acquisition with a combination of available cash and the proceeds of the credit facility, dated November 29, 2007 (the "Credit Facilities"), between Merhav-Ampal Group Ltd. (formerly Merhav-Ampal Energy Ltd.), an Israeli corporation and wholly owned subsidiary of Ampal ("MAG"), and Israel Discount Bank Ltd. ("IDB"), for approximately $87.4 million (as of June 30, 2012, the outstanding debt under the Credit Facilities amounts to $75.5 million). The Company has certain financial and other covenants in the Credit Facilities. The Company determined that in connection with the preparation of its March 31, 2012 financial statements it would not meet certain required covenants and due to the Company's other debts (mainly, to its debenture holders), in accordance with the terms of the Credit Facility, IDB may decide to accelerate the Credit Facility and set it to immediate prepayment. As of June 30, 2012, the Company continues to be in breach of such covenants. The outstanding balance is classified as a current liability. The bank has not requested early repayment of the loans.

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

Cash equivalents equal to $0.5 million have been allocated as a compensating balance for various loans provided to the Company and would therefore be unavailable if the Company wished to pledge them in order to provide an additional source of cash.

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

Asset Derivatives
_________________________________________________________________________________

		(U.S. Dollars in thousands)
Derivative Instrument	Location	June 30, 2012	December 31, 2011	June 30, 2011
SWAP contracts	Other assets	1,674	2,059	7,406
Foreign currency exchange contracts	Other assets	--	--	55

Liability Derivatives
_________________________________________________________________________________

		(U.S. Dollars in thousands)
Derivative Instrument	Location	June 30, 2012	December 31, 2011	June 30, 2011
SWAP contracts	Accounts payable, accrued expenses and others	1,928	1,668	415
Foreign currency exchange contracts	Accounts payable, accrued expenses and others	60	79	25

Statements of Operations
_________________________________________________________________________________

		(U.S. Dollars in thousands)
		Six months ended June 30,
Derivative Instrument	Location	2012	2011
SWAP contract	Translation loss	(385)	(462)
Interest rate SWAP contract	Interest (loss) gain	(260)	1,902
Foreign currency exchange contracts	Translation (loss) gain	(20)	129

13.	Fair Value Measurements

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

Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 consisted of the following (in thousands):

Fair Value Measurements as of :
June 30, 2012			December 31, 2011
Level 1	Level 2	Total	Level 1	Level 2	Total

Trading securities *	$56	$-	$56	$55	$-	$55
Available for sale securities *	-	-	-	122	-	122
Derivative assets **	-	1,674	1,674	-	2,059	2,059
Derivative liabilities **	-	(1,988)	(1,988)	-	(1,747)	(1,747)
Total	$56	$(314)	$(258)	$177	$312	$489

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
** See Note 12.

The carrying amount of the Company's traded debentures as of June 30, 2012 is $204.5 million. The market value of such debentures, based on the closing price of those debentures on June 30, 2012 on the Tel Aviv Stock Exchange, was $27.5 million. The total carrying value of long-term loans as of June 30, 2012 was $320.5 million. The Company estimates that the fair value of the long-term loans approximates their carrying value, since substantially all of them bear non-fixed interest and there is no significant change in the credit risk of such loans. The fair value was determined based on level 2 inputs.

Investment in EMG with a carrying amount of $361.3 million was written off, resulting in a loss of $260.4 million, which was included in loss for the period ended June 30, 2012.

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

The Leisure-time segment consists of an affiliate, Country Club Kfar Saba Ltd., the Company’s 51%-owned subsidiary, located in Israel.

The Finance segment consists of all other activities which are not part of any of the above segments.

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2012	2011	2012	2011
	(Dollars in thousands)		(Dollars in thousands)
Revenues:
Chemicals	$254,864	$274,171	$123,878	$139,627
Finance	7,610	3,167	15,001	2,118
Real estate rental	160	174	74	62
Leisure-time	1,512	1,549	857	882
Equity in earnings of affiliates	326	179	177	(2)
Total consolidated revenues	$264,472	$279,240	$139,987	$142,687

Pre-tax Operating income (loss):
Chemicals	$5,225	$2,103	$3,635	$2,678
Finance	(19,983)	(38,359)	(889)	(20,120)
Energy	(260,400)	(16,923)	--	(16,923)
Real estate rental	(374)	(126)	(271)	(62)
Leisure-time	215	(16)	214	--
Total consolidated pretax loss	$(275,317)	$(53,321)	$2,689	$(34,427)

Total Assets	June 30, 2012	December 31, 2011
Chemicals	$443,597	$462,180
Finance	415,580	450,486
Energy	2,305	262,452
Leisure-Time	4,046	3,308
Inter-segments adjustments	(323,210)	(331,817)
Total consolidated assets	$542,318	$846,609

Revenues by Geographic Area:

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2012	2011	2012	2011
	(U.S. Dollars in thousands)		(U.S. Dollars in thousands)
Israel	142,038	97,869	84,464	36,899
Europe	106,961	161,120	51,122	95,773
America	11,712	17,667	3,758	8,106
Australia	201	181	155	181
Africa	1,651	959	347	947
Asia	1,909	1,444	141	781
Total	264,472	279,240	139,987	142,687

15.
The following table summarizes securities that were not included in the calculations of diluted earnings per share of Class A Stock for the periods ended June 30, 2012 and 2011 because such shares are anti-dilutive.

(Shares in thousands)	Six Months ended June 30,		Three Months ended June 30,
	2012	2011	2012	2011

Shares resulting from Options and Rights	180	206	180	206

16.	LEGAL PROCEEDINGS:

None.

17.	Subsequent Events

Debt
On July 17, 2012, the Company announced that it published a new proposed outline for arrangement (the "New Term Sheet") to be voted on by the Debenture holders in the upcoming days. The New Term Sheet sets out the proposed guiding principles for a detailed agreement to modify the terms of all of the outstanding Debentures.  The New Term Sheet reflects the ongoing negotiations with the committees formed by the Holders. If the New Term Sheet is adopted, various court approvals, registration statements and a detailed Debenture holders’ consent will be required.

According to the New Term Sheet, the Company will postpone all of the principal payments due to all of its Debentures by two years (the "Postponement Period"), starting in December 2011.

The New Term Sheet includes various undertakings to be taken by both the Company and by its controlling shareholder group upon final agreement, including, among others:

1.
During the Postponement Period, the Company will continue to make semi-annual interest payments due to all of its Debentures, the first one on the later of October 1, 2012 or 10 working days after the final restructuring agreement is approved, and the rest once every six months thereafter. On the date of the first semi-annual interest payment, the Company will pay each Debenture series the entire interest accumulated up to that date;

2.
Once the final restructuring agreement is approved and subject to the Company's available cash, the Company will pay the Debenture holders a sum of $5 million on account of the first principal payment after the Postponement Period. In any event the Company will pay at least $2.5 million not later than December 31, 2012 and the balance not later than June 30, 2013. Out of this amount, $1.25 million will be paid to Series B Debenture holders and the balance will be paid pro rata between all the Debenture holders;

3.
For the Postponement Period, all the Debenture holders will be eligible to receive additional annual interest at the rate of 1.25% to be paid during the future principal payments. All of the Debenture holders will be eligible to receive further additional annual interest at the rate of 0.75% for the period after the Postponement Period and through the maturity of the entire debt due under the Debentures;

4.	The Company will deposit with each Debenture Series holders' trustee additional cash equal to the payment of semi-annual interest payments to the Debenture holders;

5.
Issuance to the Debenture holders of more than 23%  of the Company's Class A Stock, resulting in the Debenture holders holding 23% of the Company's Class A Stock on a fully diluted basis after all Class A Stock has been issued according to the final restructuring agreement, while Mr. Maiman, the Chairman, President and CEO of the Company and a member of the Company's controlling shareholder group, will continue to hold at that time no less than 51% (on a fully diluted basis) of the Company's Class A Stock;

6.
The Company will grant the Debenture holders a single first rank lien, for an unlimited sum, on the Company's holdings in a limited partnership which holds an interest in EMG. In addition, the Company will undertake that the remuneration from realization of its holding in EMG will be distributed prorata between the Company and the other limited partners and the aforesaid limited partnership;

7.
The Company’s controlling shareholder group will grant the Debenture holders a single first rank lien up to a value of $20 million on 24% of the Company's controlling shareholder group’s interests in the Ethanol project in Colombia, held by the controlling shareholder group (the "Ethanol Project");

8.
The Company will grant the Debenture holders a single first rank lien, for an unlimited sum, on the Company's right to receive payments due on a loan the Company provided to a member of the controlling shareholder group related to the Ethanol Project including the interest accrued up to the date of the realization of such lien, and a similar lien on 25% of the equity of a company which holds the Ethanol Project, should the Company exercise said loan to equity;

9.
The Company will grant the Debenture holders a single first rank lien, for an unlimited sum, on the Company's right to receive payments resulting from its ongoing arbitrations against the Government of Egypt related to its holdings in EMG;

10.	The Company will grant the Debenture holders a single first rank lien, for an unlimited sum, on the Company's 37% interest in Bay-Heart Ltd.;

11.	Mr. Maiman will grant the Debenture holders a single first rank lien, for an unlimited sum, on his 24% interest in Eltek Ltd. (Nasdaq: ELTK) ("Eltek");

12.
The Company will grant the Debenture holders a single first rank lien on the Company's holdings in its fully owned Israeli subsidiary, Ampal Energy Ltd. The Company will request that Israel Discount Bank approve this lien before approving the final restructuring agreement. The lien will include terms and/or a quick resolution mechanism which would allow for a grace period before the realization of the lien if it appears that the Company is about to complete its obligations in accordance with the New Term Sheet and it can be assumed that during such grace period, the Company would complete its obligations to the Debenture holders;

13.	The Company will be subject to several financial covenants and enhanced disclosure undertakings;

14.	The Company will not pay dividends or other payments to its shareholders until 50% of the outstanding principal payments due to the Debentures have been repaid to the Debenture holders;

15.
During the Postponement Period, the Company will not make any out-of-the-ordinary-course-of business transactions with its controlling shareholder group, without the prior consent of the Debenture holders;

16.
The Company will not pay Mr. Maiman any salary during the Postponement Period, and for an additional period of two years, his cash salary will be limited to 50% of his current salary, while the remainder will be paid in the Company's Class A Stock;

17.
The Debenture holders will receive a put option from a member of the Company's controlling shareholder group, exercisable between March 1, 2013 and September 1, 2013, on the loan made by the Company to the controlling shareholder group with regard to the Ethanol Project, permitting the Debenture holders to cause the Company to call the loan or to sell the shares the Company will own in the Ethanol Project to the controlling shareholder group for $22.5 million (plus interest). The payment of the loan will be made in two installments: the first 25% of the payment will be made by July 1, 2013 and the remaining 75% by March 1, 2014. If the option is exercised after April 1, 2013, the first aforesaid payment will be made 3 months after the option exercise. The put option will be cancelled in the event the Company sells its holdings in the Ethanol Project for an amount not less than $22.5 million (plus interest);

18.
After the approval of the final agreement, Mr. Maiman will transfer to the Company his 24% holdings in Eltek and he will receive the Company's Class A stock with a value of $3 million. The Company will sell the holdings in Eltek and if the consideration is less than $3 million, Mr. Maiman will pay the difference not later than March 1, 2013. No later than September 1, 2013, Mr. Maiman will pay the Company the difference between the said amount and $6 million, for which he will receive additional shares of the Company’s Class A Stock;

19.
The controlling shareholder group of the Company will not transfer the controlling stake in the Company during the Postponement Period and will waive any rights for a "golden parachute" in case of change of control during the Postponement Period and until the first principal payment is made to all series of Debentures;

20.
All of Mr. Maiman's undertakings detailed above will be mortgaged in favor of the Debenture holders and will remain valid in the event of the Company's insolvency, receivership, liquidation and stay-off proceedings;

21.
The Debenture holders will have the right to set all of their the Company debt to immediate prepayment one year from the finalization and approval of the restructuring, should the Company not meet at least one of the three following milestones: Gadot's value is higher by $20 million than The Company's secured debt to Discount Bank; EMG's business has returned to normal course or EMG provides any other financial benefits to the Company; or, a third party has invested in the Ethanol Project in an investment reflecting a project value higher than the project's current value on the Company's books (which is approximately $90 million for the 100% of the project);

22.
The Debenture holders will have the right to appoint an observer to The Company's Board of Directors’ meetings. Said observer will be entitled to authorize Global Wind Energy's annual budget, to receive certain information from the Company regarding its expenses, etc. He will also be entitled to receive payments in accordance with the payments made to the members of the Board, and will be an additional beneficiary to the Company's Directors & Officers insurance policy;

23.
During the Postponement Period, the Company’s general and administrative expenses, including management fee payments to one of the members of the controlling group and payments to the Company's CFO will be reduced substantially. Should one of the three milestones detailed in Section 21 above occur, a sum of $250,000 out of the  reduced sum as aforesaid will be paid to that member and to the CFO;

24.
Subject to any required approvals, all payments to the Company's unsecured financial debtors will be postponed in the same manner as the debt to the Debenture holders, which will be entitled to similar pro rata rights as provided to the Debenture holders;

25.	The Company will not enter to new investments during the Postponement Period without the prior consent of the Debenture holders;

26.
The Company will have the right to release some of the liens according to a mechanism to be agreed upon in the final settlement agreement and to repay the debt to the Debenture holders early at the pari value and will be released at that time from all of its undertakings;

27.
Not later than 90 days after the approval of the New Term Sheet, the parties will finalize the drafting of the detailed restructuring agreement and will present it for the votes of the Debenture holders; and

28.
The detailed restructuring agreement will include certain exemptions from possible litigation against the Company's controlling shareholders group, its directors and its officers.  Such exemptions are all subject to the Company's and Mr. Maiman's upholding their undertakings and depositing with the trustees of the Debentures an amount of $9 million by January 1, 2014 from sources which do not currently appear in the Company's forecasted cash flow, all as will be detailed in the final restructuring agreement. Notwithstanding the aforesaid, the exemption related to the Ethanol Project will be subject only to the actual payments made by the member of the Company's controlling shareholders group according to Section 17 above.  On July 30, 2012, the Company amended this section of the New Term Sheet, and currently, such exemptions are subject to the Company's and Mr. Maiman's upholding their undertakings, and will be valid only as long as the Company does not undergo receivership and/or bankruptcy proceedings, except for the exemption regarding possible litigation due to the put option described in Section 17 above, which will be valid and in force as long as such put option is upheld by Mr. Maiman.

On July 30, 2012, the Company announced that should the Series B Debenture holders vote not to accept the New Term Sheet, the previous decision of the Series B Debenture holders to accelerate the Company’s entire debt under the Series B Debentures and set it to immediate repayment will become effective immediately. Therefore, due to the timing of the pending vote that as noted will occur after July 31, 2012, the Company’s Board of Directors has decided that the Upcoming Interest Payments will be made immediately after it is clear that the Debenture holders have approved moving forward with continuing negotiations with the Company by voting to accept the New Term Sheet.

Reverse Stock Split

On July 16, 2012, the Company announced that its Board of Directors approved a 1-for-20 reverse stock split (the "Split") of its Class A Stock (the "Stock"). The Split was effective as of 5:00 pm EST on July 20, 2012 and trading on a Split-adjusted basis began on July 22, 2012 on the Tel-Aviv Stock Exchange and on July 23, 2012 on the NASDAQ Capital Market. The par value of the Stock after the Split remained at $1.00 per share and the Stock continued to be traded on the NASDAQ Capital Market under the symbol "AMPL".

Upon effectiveness of the Split, every 20 shares of the Company's issued and outstanding Stock will be automatically converted into one issued and outstanding share of Stock. No cash or fractional shares were issued in connection with the Split. The Company rounded up to the next whole share in lieu of issuing fractional shares that would have been issued as a result of the Split.

The Split, which was approved by the majority of the Company's shareholders at the Annual Shareholders' Meeting on May 29, 2012, reduced the outstanding number of shares of Stock from approximately 56.1 million to approximately 2.8 million.  The number of authorized shares of the Stock will not be affected by the Split.

The purpose of the Split is to raise the per share trading price of the Stock to regain compliance with the $1.00 per share minimum bid price requirement for continued listing of the Stock on the NASDAQ Capital Market.  As previously disclosed, in order to regain compliance with the minimum bid price requirement, the Stock must have a minimum closing bid price of $1.00 per share for a minimum of 10 consecutive trading days.  There can be no assurances that the Split will have the desired effect of raising the closing bid price of the Stock to above $1.00 per share to meet this requirement.

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

Results of Operations

Six months ended June 30, 2012 compared to six months ended June 30, 2011

The Company recorded a consolidated net loss of $218.2 million for the six months ended June 30, 2012, compared to a net loss of $22.1 million for the corresponding period in 2011. The loss in the period ended June 30, 2012 is primarily attributable to the impairment of the investment in EMG in the amount of $260.4 million (including noncontrolling interest), as compared to a $16.9 million loss in the corresponding period in 2011.

Due to the purported termination of the Source GSPA and the uncertainties in Egypt, management decided to write-off the entire amount of the investment in EMG. The Company recorded in the six months ended June 30, 2012 charges of $260.4 million in connection with its investment in EMG. The Company did not record future compensation from the arbitrations as an asset.

The Company’s management believes, based on advice of its legal counsel, that there is a reasonable chance of recovering significant monetary compensation for damages through the above described arbitrations. Future compensation from the arbitrations, if any, was not included in the Company's financial statements.

In the six months ended June 30, 2012, the Company recorded $5.1 million of marketing and sales expense, as compared to a $5.4 million marketing and sales expense in the corresponding period in 2011. These expenses are attributable to Gadot and composed mainly of salary and commission expenses.

In the six months ended June 30, 2012, the Company recorded $23.4 million of general, administrative and other expense, as compared to $30.9 million in the corresponding period in 2011. The decrease resulted mainly from the decrease in payments of annual management fees and a reduction in general and administrative expenses.

In the six months ended June 30, 2012, the Company recorded $64.0 million of net loss attributable to noncontrolling interests, as compared to $11.5 million of net loss attributable to noncontrolling interests in the corresponding period in 2011. The loss is mainly attributable to the impairment of the investment in EMG.

In the six months ended June 30, 2012, the Company recorded a $20.5 million interest expense, as compared to a $22.7 million interest expense for the corresponding period in 2011. The interest expense relates to the financing the Company obtained in order to purchase Gadot, the Company's debentures, the Company's notes payable and the interest expense resulting from the swap agreements.

In the six months ended June 30, 2012, the Company recorded a $5.6 million translation gain, as compared to a $7.3 million translation loss for the corresponding period in 2011. The monetary value of denominated NIS balances reported on our balance sheet changes with currency exchange rates resulting in the translation gain or loss. The translation gain is related to a change in the valuation of the New Israeli Shekel (“NIS”) as compared to the U.S. Dollar, which decreased 2.7% in the six months ended June 30, 2012, as compared to an increase of 3.8% for the corresponding period in 2011.

The Company recorded a minor net gain of $0.3 million in Equity in gains of affiliates for the six months ended June 30, 2012, similar to the corresponding period in 2011.

Results of operations analyzed by segments for the six months ended June 30:

	2012	2011
	(U.S. Dollars in thousands)
Revenues:

Chemicals	$254,864	$274,171
Finance	7,770	3,341
Leisure-time	1,512	1,549
Equity in earnings of affiliates	326	179
Total	$264,472	$279,240

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

In the six months ended June 30, 2012, the Company recorded $264.5 million in revenue which was comprised of $254.9 million in the Chemicals segment, $7.8 million in the Finance segment, $1.5 million in the Leisure-time segment and $0.3 million Equity in earnings of affiliates, as compared to $279.2 million for the same period in 2011, which was comprised of $274.2 million in the Chemicals segment, $3.3 million in the Finance segment, $1.5 million in the Leisure-time segment and $0.2 million Equity in earnings of affiliates. The decrease in Chemicals revenue is attributable to commodity price decrease, decrease in sales quantities and the effect of the devaluation of the Euro and NIS exchange rate versus the U.S. Dollar exchange rate in the period. The demand for chemical carriers shows moderate growth during the six months ended June 30, 2012.

	2012	2011
	(U.S. Dollars in thousands)
Expenses:

Chemicals	$249,639	$272,068
Finance	27,919	41,705
Energy	260,400	16,923
Real estate rental	534	300
Leisure-time	1,297	1,565
Total	$539,789	$332,561

In the six months ended June 30, 2012, the Company recorded $539.8 million in expenses which was comprised of $249.6 million of expenses in the Chemicals segment, $27.9 million of expenses in the Finance segment, $260.4 million of expenses in the Energy segment, $1.3 million of expenses in the Leisure-time segment and $0.5 million of expenses in the Real estate rental segment, as compared to $332.6 million in expenses for the same period in 2011, which was comprised of $272.1 million in the Chemicals segment, $41.7 million in the Finance segment, $1.6 million in the Leisure-time segment and $0.3 million of expenses in the Real estate rental segment.

Three months ended June 30, 2012 compared to three months ended June 30, 2011

The Company recorded a consolidated net loss of $3.2 million for the three months ended June 30, 2012, compared to a net loss of $39.3 million for the corresponding period in 2011. The decrease in net loss resulted mainly from impairment of the investment in EMG in the amount of $16.9 million (including noncontrolling interest) and translation loss of $3.4 million in the corresponding period  in 2011, as compared to translation income of $14.3 million in the three months ended June 30, 2012.

In the three months ended June 30, 2012, the Company recorded $2.6 million of marketing and sales expense, as compared to a $2.8 million marketing and sales expense in the corresponding period in 2011. These expenses are attributable to Gadot and composed mainly of salary and commission expenses.

In the three months ended June 30, 2012, the Company recorded $12.2 million of general, administrative and other expense, as compared to $17.1 million in the corresponding period in 2011. The decrease resulted mainly from the decrease in payments of annual management fees and a reduction in general and administrative expenses.

In the three months ended June 30, 2012, the Company recorded $5.3 million of net income attributable to noncontrolling interests, as compared to $9.3 million of net loss attributable to noncontrolling interests in the corresponding period in 2011. The loss is mainly attributable to the impairment of the investment in EMG.

In the three months ended June 30, 2012, the Company recorded a $12.1 million interest expense, as compared to a $13.0 million interest expense for the corresponding period in 2011. The interest expense relates to the financing the Company obtained in order to purchase Gadot, the Company's debentures, the Company's notes payable and the interest expense resulting from the swap agreements.

In the three months ended June 30, 2012, the Company recorded a $14.3 million translation gain, as compared to a $3.4 million translation loss for the corresponding period in 2011. The monetary value of denominated NIS balances reported on our balance sheet changes with currency exchange rates resulting in the translation gain or loss. The translation gain is related to a change in the valuation of the NIS as compared to the U.S. Dollar, which decreased 5.6% in the three months ended June 30, 2012, as compared to an increase of 1.9% for the corresponding period in 2011.

The Company recorded a minor net gain of $0.2 million in Equity in gains of affiliates for the three months ended June 30, 2012, similar to the corresponding period in 2011.

Results of operations analyzed by segments for the three months ended June 30:

	2012	2011
	(U.S. Dollars in thousands)
Revenues:

Chemicals	$123,878	$139,627
Finance	15,075	2,180
Leisure-time	857	882
Equity in earnings of affiliates	177	(2)
Total	$139,987	$142,687

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

In the three months ended June 30, 2012, the Company recorded $140.0 million in revenue, which was comprised of $123.9 million in the Chemicals segment, $15.1 million in the Finance segment, $0.9 million in the Leisure-time segment and $0.2 million Equity in earnings of affiliates, as compared to $142.7 million for the same period in 2011, which was comprised of $139.6 million in the Chemicals segment, $2.2 million in the Finance segment, $0.9 million in the Leisure-time segment and $0.2 million Equity in earnings of affiliates. The decrease in Chemicals revenue is primarily attributable to decrease in sales quantities, commodity price decrease and the effect of the devaluation of the Euro and NIS exchange rate versus the U.S. Dollar exchange rate in the period. The demand for chemical carriers shows moderate growth during the three months ended June 30, 2012.

	2012	2011
	(U.S. Dollars in thousands)
Expenses:

Chemicals	$120,243	$136,949
Finance	16,067	22,236
Energy	--	16,923
Real estate rental	345	124
Leisure-time	643	882
Total	$137,298	$177,114

In the three months ended June 30, 2012, the Company recorded $137.3 million in expenses, which was comprised of $120.2 million of expenses in the Chemicals segment, $16.1 million of expenses in the Finance segment, $0.6 million of expenses in the Leisure-time segment and $0.3 million of expenses in the Real estate rental segment, as compared to $177.1 million in expenses for the same period in 2011, which was comprised of $136.9 million in the Chemicals segment, $22.2 million in the Finance segment, $16.9 million in the Energy segment, $0.9 million in the Leisure-time segment and $0.1 million of expenses in the Real estate rental segment.

Income taxes

In the six month period ended June 30, 2012, the Company reported a tax expense of $6.8 million as compared to approximately $21.2 million of tax expense in the corresponding period in 2011. The tax expense which was recorded in 2012 was attributable mainly to an increase in the valuation allowance in the amount of $6.3 million, which was recorded due to the assumptions of the Company's management of the Company's ability to utilize its carryforward tax losses by way of disposition of assets. The Company intends to apply a tax planning strategy of selling all or a portion of its investments in order to utilize the net deferred income taxes that are attributable to foreign tax credits and loss carry forwards arising in the U.S., due to unrealized gain from its investments.

Liquidity and Capital Resources

Cash Flows

On June 30, 2012, cash, cash equivalents and marketable securities were $30.7 million, as compared with $54.5 million at December 31, 2011.

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

In addition, Ampal’s interest in Gadot has been pledged and cash equivalents equal to $0.5 million have been allocated as a compensating balance for various loans provided to the Company.

Cash flows from operating activities

Net cash used in operating activities totaled approximately $10.8 million for the six months ended June 30, 2012, compared to approximately $43.6 million used in operating activities for the corresponding period in 2011. The decrease in cash used in operating activities is primarily attributable to the reduction of expenses and the increase in accounts payables and inventory.

Cash flows from investing activities

Net cash used in investing activities totaled approximately $3.2 million for the six months ended June 30, 2012, compared to approximately $6.6 million provided from investing activities for the corresponding period in 2011.

Cash flows from financing activities

Net cash used in financing activities was approximately $9.2 million for the six months ended June 30, 2012, compared to approximately $59.1 million of net cash used in financing activities for the corresponding period in 2011. The change in cash used in financing activities is primarily attributable to the notes payable repaid due to the sale of 012’s shares in the six months ended June 30, 2011.

Investments

EMG

As of June 30, 2012, the Company’s financial statements reflect a 16.8% interest in shares of EMG, with 8.2% held directly and 8.6% held through Merhav Ampal Energy Holdings, LP, an Israeli limited partnership (of which Ampal owns 50% and which is being consolidated due to effective control granted through the partnership's agreement).

From January through April 2012, there were three explosions along the Egyptian gas pipeline owned and operated by GASCO (the Egyptian gas transport company) due to alleged terror attacks. Neither EMG's site nor EMG's pipeline were damaged in the attacks.

After the alleged terror attacks, the supply of gas to EMG, and therefore to EMG’s Israeli clients, was interrupted several times, and gas was not supplied for 89 days from January 1, 2012 to April 22, 2012.

On April 22, 2012, the Company announced that it had been advised by EMG that Egyptian General Petroleum Corporation (“EGPC”) and the Egyptian Natural Gas Holding Company (“EGAS”) notified EMG that they were terminating the Gas Supply and Purchase Agreement (the “Source GSPA”) between the parties. EMG considers the termination attempt unlawful and in bad faith, and consequently demanded its withdrawal. EGPC and EGAS declined to withdraw their termination notice. EMG informed EGPC and EGAS that their attempt to terminate was wrongful and, both in isolation and in combination with its other conduct, constituted repudiation of the Source GSPA, permitting EMG to exercise its right to terminate the Source GSPA at common law.

On May 3, 2012, the Company announced that it had filed a request for arbitration against the Arab Republic of Egypt, in connection with the Company’s investment in EMG for the breach of the bilateral investment treaty (“BIT”) between Egypt and the United States. Other EMG investors, including Ampal affiliates and co-investors in EMG, also requested arbitration under Egypt’s BITs with the United States, Poland and Germany. In the treaty arbitrations, the EMG investors claim that Egypt breached its international obligations under the applicable investment treaties by failing to provide fair and equitable treatment and full protection and security to their investments, impairing their investments through unreasonable and discriminatory measures, failing to observe the Egyptian State’s obligations toward their investments, and expropriating their investments. Through the arbitrations, the investors seek, among other relief, significant monetary compensation for damages caused by Egypt’s treaty violations. In accordance with the BIT between Egypt and the United States, Ampal’s request for arbitration was submitted to the World Bank’s International Centre for Settlement of Investment Disputes (“ICSID”). Several others US entities and a German citizen who invested in EMG have also filed requests for arbitration pursuant to the ICSID convention. Mr. Yosef A. Maiman – a Polish national – and three Ampal-affiliated entities that he controls submitted a request for arbitration under Egypt’s BIT with Poland pursuant to the Arbitration Rules of the United Nations Commission on International Trade Law (“UNCITRAL”).

Ampal has also been advised by EMG of the following legal proceedings involving EMG:

EMG filed a Request for Arbitration against EGPC and EGAS (collectively, “EGPC/EGAS”) on October 6, 2011 at the International Court of Arbitration of the International Chamber of Commerce (“ICC”). EGPC is an Egyptian State authority and EGAS is an Egyptian state-owned entity. They are responsible for the development and transportation of Egypt’s hydrocarbon resources. EMG and EGPC/EGAS entered into the Source GSPA on June 13, 2005. Through its Request for Arbitration, EMG has sought, in part, to enforce its rights to quantities of natural gas provided for in the Source GSPA and a Tripartite Agreement entered into by EMG, IEC and EGPC/EGAS (which EMG and EGPC/EGAS signed on June 13 2005 and which IEC signed on August 28, 2005) (the "Tripartite Agreement"), and to secure compensation for EGPC/EGAS’s failure to supply contractual quantities.

Although the delivery shortfalls date back to EGPC/EGAS’s earliest deliveries under the Source GSPA, EGPC/EGAS have subjected EMG to increasingly severe shortages (and at times to total stoppages) since February 2011. EGPC/EGAS have attempted to avoid liability for the shortages and stoppages by claiming that they are excused from their contractual obligations under the force majeure provisions of the Source GSPA. EMG has asked that a tribunal affirm EGPC/EGAS’s inability to invoke force majeure, and therefore to affirm EGPC/EGAS’s liability to EMG.

EMG has named the Israel Electric Corporation, Ltd. (“IEC”) as an additional respondent. IEC is an Israeli state-owned electricity producer that entered into a Gas Sale and Purchase Agreement with EMG on August 8, 2005 (the "On-Sale Agreement"). Under the On-Sale Agreement, EMG promised to supply, and IEC promised to purchase, quantities of natural gas sold to EMG under the Source GSPA; those quantities were in turn guaranteed by EGPC/EGAS through the Tripartite Agreement. Therefore, EGPC/EGAS guaranteed that it would provide contractual quantities of gas to EMG (for sale to IEC) under both the Source GSPA and the Tripartite Agreement. Because the contractual guarantees under these two agreements are coextensive, EMG filed for declaratory relief declaring that EGPC/EGAS, and not EMG, are liable to IEC for supply deficiencies. An initial procedural conference call for the above arbitration was held on April 24, 2012, and the next meeting took place on May 31, 2012. The parties are currently exchanging pleadings regarding the ICC tribunal’s jurisdiction over the dispute. The total amount of the claim has not yet been quantified and the Company cannot currently estimate the range of possible compensation.

On September 21, 2011, EMG filed a Request for Arbitration against IEC as a sole respondent. In that arbitration, EMG seeks declaratory relief that IEC is not entitled to claim shortfall penalties from EMG as a result of EGPC/EGAS’s breaches of the Source GSPA and the Tripartite Agreement. EMG also seeks a declaration that it may seek out additional customers, and renew contracts with existing customers, without breaching the On-Sale Agreement. The total amount of the claim has not yet been quantified and the Company cannot currently estimate the range of possible compensation.

On May 5, 2012, EGPC/EGAS filed a Notice of Arbitration against EMG at the Cairo Regional Centre for International Commercial Arbitration for alleged breaches by EMG of its obligations under the Source GSPA. EGAS/EGPC seek, among other things, declaratory relief, monetary damages of not less than approximately $182 million and injunctive relief ordering EMG to desist from pursuing the abovementioned arbitration filed by EMG against EGPC/EGAS at the ICC.

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

GWE

In the six months ended June 30, 2012, the Company made additional investments in the amount of a $1.0 million loan to Global Wind Energy Ltd.

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

Debentures

	Series A Debentures	Series B Debentures	Series C Debentures
	par value in NIS in thousands	par value in NIS in thousands	par value in NIS in thousands
Date of issuance	November 20, 2006	April 29, 2008	September 13, 2010
Linkage	Israeli CPI	Israeli CPI	Israeli CPI
Interest	5.75%	6.60%	6.95% + 1%(*)
Maturity date	November 2015	January 2016	September 2019
Issuance	250,000	577,823	170,000
Purchased	30,733	115,431	7,084
Paid (net)	43,853
Balance as of June 30, 2012	175,414	462,392	162,916
	U.S. Dollars in thousands	U.S. Dollars in thousands	U.S. Dollars in thousands
Balance as of June 30, 2012	52,859	135,015	43,592
Deposits held by trusties	--	4,976	9,328

 (*) See description below.

On September 13, 2010, Ampal completed a public offering in Israel of NIS 170.0 million (approximately $45.0 million) aggregate principal amount of its Series C debentures, due in 2019. The debentures are linked to the CPI and carry an annual interest rate of 6.95%. The Series C debentures rank pari passu with Ampal’s unsecured indebtedness. The debentures will be repaid in six equal annual installments commencing on September 7, 2014, and the interest will be paid semi-annually. As of June 30, 2012, the outstanding debt under the debentures amounts to $43.6 million. Ampal deposited an amount equal to $12.5 million with Ziv Haft Trust Company Ltd. in accordance with a trust agreement dated August 31, 2010, to secure the first four years worth of payments of interest on the debentures. As of June 30, 2012, the outstanding amount of the deposit was $9.3 million. The debt offering was made solely to certain non-U.S. institutional investors in accordance with Regulation S under the U.S. Securities Act of 1933, as amended. The debentures have not been and will not be registered under the U.S. securities laws, or any state securities laws, and may not be offered or sold in the United States or to United States persons without registration unless an exemption from such registration is available.

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

Debentures Restructuring

On January 1, 2012, the Company held a meeting with the holders of the Debentures (the “Holders”) where the Company proposed to restructure (the “Proposal”) the Debentures to postpone all principal payments due thereunder for the next two years, while continuing to make the interest payments as scheduled. Under the Proposal, the principal amount of the Debentures would not be reduced, and after the two-year period the principal payment schedule for the Debentures would return to the original terms.  The Company requested that the Holders appoint a delegation (a committee of representatives) of Holders to discuss the Proposal.

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

e.
the Company will not make any payments (other than interest payments) on its debentures provided that the Company may make such payments upon giving at least seven days’ prior notice to the A and C Debenture Representatives and the Trustees.

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

Accordingly, as of June 30, 2012, all three Series of Debentures have been classified as short-term obligations in the aggregate amount of $231.4 million.

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

A meeting of the Series A and Series C Debenture holders was held on May 2, 2012, at the request of the Series A and Series C Debenture holders' trustees. On the agenda was a resolution to accelerate and set to immediate repayment the entire outstanding amounts under the Series A and Series C Debentures. Following the meeting, and for the sake of continuing the negotiations of restructuring the debt, the Company informed the Series A and Series C Debenture holders' trustees of its intent to pay to the Series A Debenture holders the interest payment due on June 3, 2012 and to deposit with the Series C Debenture trustee the amount of interest paid to the Series C Debenture holders out of the funds held in deposit with the trustee on March 29, 2012. The Company’s intention is subject to the rejection of the immediate repayment resolution by the Series A and Series C Debenture holders. Following the Company's notice, on May 15, 2012, the Series A and Series C Debenture holders voted for the cancellation of the immediate repayment decisions.

On July 17, 2012, the Company announced that it published a new proposed outline for arrangement (the "New Term Sheet") to be voted on by the Debenture holders in the upcoming days. The New Term Sheet sets out the proposed guiding principles for a detailed agreement to modify the terms of all of the outstanding Debentures. The New Term Sheet reflects the ongoing negotiations with the committees formed by the Holders. If the New Term Sheet is adopted, various court approvals, registration statements and a detailed Debenture holders’ consent will be required.

According to the New Term Sheet, the Company will postpone all of the principal payments due to all of its Debentures by two years (the "Postponement Period"), starting in December 2011.

The New Term Sheet includes various undertakings to be taken by both the Company and by its controlling shareholder group upon final agreement, including, among others:

1.
During the Postponement Period, the Company will continue to make semi-annual interest payments due to all of its Debentures, the first one on the later of October 1, 2012 or 10 working days after the final restructuring agreement is approved, and the rest once every six months thereafter. On the date of the first semi-annual interest payment, the Company will pay each Debenture series the entire interest accumulated up to that date;

2.
Once the final restructuring agreement is approved and subject to the Company's available cash, the Company will pay the Debenture holders a sum of $5 million on account of the first principal payment after the Postponement Period. In any event the Company will pay at least $2.5 million not later than December 31, 2012 and the balance not later than June 30, 2013. Out of this amount, $1.25 million will be paid to Series B Debenture holders and the balance will be paid pro rata between all the Debenture holders;

3.
For the Postponement Period, all the Debenture holders will be eligible to receive additional annual interest at the rate of 1.25% to be paid during the future principal payments. All of the Debenture holders will be eligible to receive further additional annual interest at the rate of 0.75% for the period after the Postponement Period and through the maturity of the entire debt due under the Debentures;

4.	The Company will deposit with each Debenture Series holders' trustee additional cash equal to the payment of semi-annual interest payments to the Debenture holders;

5.
Issuance to the Debenture holders of more than 23%  of the Company's Class A Stock, resulting in the Debenture holders holding 23% of the Company's Class A Stock on a fully diluted basis after all Class A Stock has been issued according to the final restructuring agreement, while Mr. Maiman, the Chairman, President and CEO of the Company and a member of the Company's controlling shareholder group, will continue to hold at that time no less than 51% (on a fully diluted basis) of the Company's Class A Stock;

6.
The Company will grant the Debenture holders a single first rank lien, for an unlimited sum, on the Company's holdings in a limited partnership which holds an interest in EMG. In addition, the Company will undertake that the remuneration from realization of its holding in EMG will be distributed prorata between the Company and the other limited partners and the aforesaid limited partnership;

7.
The Company’s controlling shareholder group will grant the Debenture holders a single first rank lien up to a value of $20 million on 24% of the Company's controlling shareholder group’s interests in the Ethanol project in Colombia, held by the controlling shareholder group (the "Ethanol Project");

8.
The Company will grant the Debenture holders a single first rank lien, for an unlimited sum, on the Company's right to receive payments due on a loan the Company provided to a member of the controlling shareholder group related to the Ethanol Project including the interest accrued up to the date of the realization of such lien, and a similar lien on 25% of the equity of a company which holds the Ethanol Project, should the Company exercise said loan to equity;

9.
The Company will grant the Debenture holders a single first rank lien, for an unlimited sum, on the Company's right to receive payments resulting from its ongoing arbitrations against the Government of Egypt related to its holdings in EMG;

10.	The Company will grant the Debenture holders a single first rank lien, for an unlimited sum, on the Company's 37% interest in Bay-Heart Ltd.;

11.	Mr. Maiman will grant the Debenture holders a single first rank lien, for an unlimited sum, on his 24% interest in Eltek Ltd. (Nasdaq: ELTK) ("Eltek");

12.
The Company will grant the Debenture holders a single first rank lien on the Company's holdings in its fully owned Israeli subsidiary, Ampal Energy Ltd. The Company will request that Israel Discount Bank approve this lien before approving the final restructuring agreement. The lien will include terms and/or a quick resolution mechanism which would allow for a grace period before the realization of the lien if it appears that the Company is about to complete its obligations in accordance with the New Term Sheet and it can be assumed that during such grace period, the Company would complete its obligations to the Debenture holders;

13.	The Company will be subject to several financial covenants and enhanced disclosure undertakings;

14.	The Company will not pay dividends or other payments to its shareholders until 50% of the outstanding principal payments due to the Debentures have been repaid to the Debenture holders;

15.
During the Postponement Period, the Company will not make any out-of-the-ordinary-course-of business transactions with its controlling shareholder group, without the prior consent of the Debenture holders;

16.
The Company will not pay Mr. Maiman any salary during the Postponement Period, and for an additional period of two years, his cash salary will be limited to 50% of his current salary, while the remainder will be paid in the Company's Class A Stock;

17.
The Debenture holders will receive a put option from a member of the Company's controlling shareholder group, exercisable between March 1, 2013 and September 1, 2013, on the loan made by the Company to the controlling shareholder group with regard to the Ethanol Project, permitting the Debenture holders to cause the Company to call the loan or to sell the shares the Company will own in the Ethanol Project to the controlling shareholder group for $22.5 million (plus interest). The payment of the loan will be made in two installments: the first 25% of the payment will be made by July 1, 2013 and the remaining 75% by March 1, 2014. If the option is exercised after April 1, 2013, the first aforesaid payment will be made 3 months after the option exercise. The put option will be cancelled in the event the Company sells its holdings in the Ethanol Project for an amount not less than $22.5 million (plus interest);

18.
After the approval of the final agreement, Mr. Maiman will transfer to the Company his 24% holdings in Eltek and he will receive the Company's Class A stock with a value of $3 million. The Company will sell the holdings in Eltek and if the consideration is less than $3 million, Mr. Maiman will pay the difference not later than March 1, 2013. No later than September 1, 2013, Mr. Maiman will pay the Company the difference between the said amount and $6 million, for which he will receive additional shares of the Company’s Class A Stock;

19.
The controlling shareholder group of the Company will not transfer the controlling stake in the Company during the Postponement Period and will waive any rights for a "golden parachute" in case of change of control during the Postponement Period and until the first principal payment is made to all series of Debentures;

20.
All of Mr. Maiman's undertakings detailed above will be mortgaged in favor of the Debenture holders and will remain valid in the event of the Company's insolvency, receivership, liquidation and stay-off proceedings;

21.
The Debenture holders will have the right to set all of their the Company debt to immediate prepayment one year from the finalization and approval of the restructuring, should the Company not meet at least one of the three following milestones: Gadot's value is higher by $20 million than The Company's secured debt to Discount Bank; EMG's business has returned to normal course or EMG provides any other financial benefits to the Company; or, a third party has invested in the Ethanol Project in an investment reflecting a project value higher than the project's current value on the Company's books (which is approximately $90 million for the 100% of the project);

22.
The Debenture holders will have the right to appoint an observer to The Company's Board of Directors’ meetings. Said observer will be entitled to authorize Global Wind Energy's annual budget, to receive certain information from the Company regarding its expenses, etc. He will also be entitled to receive payments in accordance with the payments made to the members of the Board, and will be an additional beneficiary to the Company's Directors & Officers insurance policy;

23.
During the Postponement Period, the Company’s general and administrative expenses, including management fee payments to one of the members of the controlling group and payments to the Company's CFO will be reduced substantially. Should one of the three milestones detailed in Section 21 above occur, a sum of $250,000 out of the  reduced sum as aforesaid will be paid to that member and to the CFO;

24.
Subject to any required approvals, all payments to the Company's unsecured financial debtors will be postponed in the same manner as the debt to the Debenture holders, which will be entitled to similar pro rata rights as provided to the Debenture holders;

25.	The Company will not enter to new investments during the Postponement Period without the prior consent of the Debenture holders;

26.
The Company will have the right to release some of the liens according to a mechanism to be agreed upon in the final settlement agreement and to repay the debt to the Debenture holders early at the pari value and will be released at that time from all of its undertakings;

27.
Not later than 90 days after the approval of the New Term Sheet, the parties will finalize the drafting of the detailed restructuring agreement and will present it for the votes of the Debenture holders; and

28.
The detailed restructuring agreement will include certain exemptions from possible litigation against the Company's controlling shareholders group, its directors and its officers.  Such exemptions are all subject to the Company's and Mr. Maiman's upholding their undertakings and depositing with the trustees of the Debentures an amount of $9 million by January 1, 2014 from sources which do not currently appear in the Company's forecasted cash flow, all as will be detailed in the final restructuring agreement. Notwithstanding the aforesaid, the exemption related to the Ethanol Project will be subject only to the actual payments made by the member of the Company's controlling shareholders group according to Section 17 above. On July 30, 2012, the Company amended this section of the New Term Sheet, and currently, such exemptions are subject to the Company's and Mr. Maiman's upholding their undertakings, and will be valid only as long as the Company does not undergo receivership and/or bankruptcy proceedings, except for the exemption regarding possible litigation due to the put option described in Section 17 above, which will be valid and in force as long as such put option is upheld by Mr. Maiman.

On July 30, 2012, the Company announced that should the Series B Debenture holders vote not to accept the New Term Sheet, the previous decision of the Series B Debenture holders to accelerate the Company’s entire debt under the Series B Debentures and set it to immediate repayment will become effective immediately. Therefore, due to the timing of the pending vote that as noted will occur after July 31, 2012, the Company’s Board of Directors has decided that the Upcoming Interest Payments will be made immediately after it is clear that the Debenture holders have approved moving forward with continuing negotiations with the Company by voting to accept the New Term Sheet.

Loans

a.
Ampal funded Gadot's three-stage acquisition with a combination of available cash and the proceeds of the credit facility, as amended from time to time (the "Credit Facility"), between Merhav-Ampal Group Ltd. (formerly Merhav-Ampal Energy Ltd.), an Israeli corporation and wholly owned subsidiary of Ampal ("MAG"), and Israel Discount Bank Ltd. ("IDB"), for approximately $87.4 million. The Credit Facility is divided into two equal loans of approximately $43.7 million. The first loan is a revolving loan that has no principal payments and may be repaid in full or in part on December 31 of each year until 2019, when a single balloon payment will become due. The second loan also matures in 2019, has no principal payments for the first one and a half years, and shall thereafter be paid in equal installments over the remaining 9.5 years of the term. As of June 30, 2012, the outstanding debt under the loans amounts to $75.5 million. Interest on both loans accrues at a floating rate currently equal to LIBOR plus 3% and is payable on a current basis. Ampal has guaranteed all the obligations of MAG under the Credit Facility and Ampal’s interest in Gadot has also been pledged to IDB as a security for the Credit Facility.  Yosef Maiman has agreed with IDB to maintain ownership of a certain amount of the Company’s Class A Stock. The Credit Facility contains customary affirmative and negative covenants for credit facilities of this type. The Company has certain financial and other covenants in the Credit Facility. The Company determined that in connection with the preparation of its June 30, 2012 financial statements it would not meet certain required covenants and due to the Company's other debts (mainly, to its debenture holders), in accordance with the terms of the Credit Facility, IDB may decide to accelerate the Credit Facility and set it to immediate prepayment. The outstanding balance is classified as a current liability. The bank has not requested early repayment of the loans.

b.
As of June 30, 2012, the Company has a $1.7 million loan with Union Bank of Israel that bears interest at the rate of LIBOR plus 2% to be repaid in one remaining annual installment on April 2, 2013. The loan agreement contains financial and other covenants. The Company determined that in connection with the preparation of its June 30, 2012 financial statements that it would not meet the covenants, and that therefore, Union Bank of Israel may decide to accelerate the loan and set it to immediate prepayment. The outstanding balance is classified as a current liability. The bank has not requested early repayment of the loans.

c.
As of June 30, 2012, the Company has $93.4 million in notes from institutional investors who own 50% of Merhav Ampal Energy Holdings, LP. The notes are not linked to the CPI, bear no interest and are repayable upon agreement by both parties.

d.
The Company has a long-term loan from Bank Hapoalim in the aggregate amount of $3.5 million. The loan matures in 2018 and shall be paid in seven equal annual installments. As of June 30, 2012, the outstanding debt under the loan amounts to $3.5 million. Interest accrues at a floating rate equal to LIBOR plus 3.5% and is payable on a quarterly basis.

e.
As of June 30, 2012, Gadot had $2.3 million outstanding under its other debentures. These debentures are not convertible into shares and are repayable in five equal annual installments on September 15 of each of the years 2008 through 2012. The outstanding balance of the principal of the debentures bears interest at an annual rate of 6.5%. The principal and interest of the debentures are linked to the CPI and the interest is payable in semi-annual installments on March 15 and September 15 of each of the years 2006 through 2012.

f.
As of June 30, 2012, Gadot has short-term loans, including current maturities, payable in the amount of $139.4 million and long-term loans payable in the amount of $108.7 million. The various short term-loans payable are either unlinked or linked to the U.S. Dollar or Euro and bear interest at annual rates between 2.2% to 6.0%. The various long-term loans payable are either unlinked or linked to the CPI or linked to the U.S. Dollar or Euro and bear interest at annual rates between 1.5% to 11.4%.

Our significant contractual obligations as of June 30, 2012 are summarized in the following table (in thousands):

Contractual Obligations	Total	Less than 1 year	1 – 3 years	3-5 years	More than 5 years
Short-Term Debt:
Gadot - working capital	$101,809	$101,809
Gadot - current maturities	$37,655	$37,655
Ampal - revolving credit line	$112	$112
Ampal - current maturities	$78,211	$78,211
Debentures	$233,736	$233,736
Long-Term Debt:
Ampal	$95,928		$1,000	$1,000	$93,928
Gadot	108,701		27,570	24,202	56,929
Total Debt	$656,152	$451,523	$28,570	$25,202	$150,857

As of June 30, 2012, the Company had issued guarantees on certain outstanding loans to its investees and suppliers in the aggregate principal amount of $38.0 million, as follows:

1.	The Company provided a $8.2 million guarantee on indebtedness incurred by Bay Heart.

2.	$29.8 million guarantees of Gadot for suppliers.

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

As of June 30, 2012, the Company had open foreign currency forward exchange contracts to purchase Euros and sell U.S. Dollars in the amount of $2.4 million.

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

On May 3, 2012, the Company announced that it had filed a request for arbitration against the Arab Republic of Egypt, in connection with the Company’s investment in EMG for the breach of the BIT between Egypt and the United States. Other EMG investors, including Ampal affiliates and co-investors in EMG, also requested arbitration under Egypt’s BITs with the United States, Poland and Germany. In the treaty arbitrations, the EMG investors claim that Egypt breached its international obligations under the applicable investment treaties by failing to provide fair and equitable treatment and full protection and security to their investments, impairing their investments through unreasonable and discriminatory measures, failing to observe the Egyptian State’s obligations toward their investments, and expropriating their investments. Through the arbitrations, the investors seek, among other relief, significant monetary compensation for damages caused by Egypt’s treaty violations. In accordance with the BIT between Egypt and the United States, Ampal’s request for arbitration was submitted to the World Bank’s International Centre for Settlement of Investment Disputes (“ICSID”). Several others US entities and a German citizen who invested in EMG have also filed requests for arbitration pursuant to the ICSID convention. Mr. Yosef A. Maiman – a Polish national – and three Ampal-affiliated entities that he controls submitted a request for arbitration under Egypt’s BIT with Poland pursuant to the Arbitration Rules of the United Nations Commission on International Trade Law (UNCITRAL).

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

AMPAL-AMERICAN ISRAEL CORPORATION

By: /s/ Yosef A. Maiman
Yosef A. Maiman
Chairman of the Board
President & Chief Executive Officer
(Principal Executive Officer)

By: /s/ Irit Eluz
Irit Eluz
CFO and Senior Vice President,
Finance and Treasurer
(Principal Financial Officer)

By: /s/ Nir Bernstein
Nir Bernstein
Vice President - Accounting and Controller
(Principal Accounting Officer)

Date: August 5, 2012

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