Form 10-Q
period 2012-09-30
AMPAL-AMERICAN ISRAEL CORP
filed 2012-11-13
CIK 731859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes  ☐ No  ☒

The number of shares outstanding of the issuer’s Class A Stock, par value $1.00 per share, its only authorized common stock, is 2,806,688 (as of November 6, 2012).

AMPAL-AMERICAN ISRAEL CORPORATION (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS
AMPAL-AMERICAN ISRAEL CORPORATION (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS AS OF	September 30, 2012	December 31, 2011
(U.S. Dollars in thousands)	(Unaudited)

Current assets:
Cash and cash equivalents	$10,128	$54,333
Marketable securities	56	177
Accounts receivable (Net of allowance for doubtful amounts of $2,837 and $2,510)	96,873	111,172
Deposits and notes receivable	4,765	12,682
Inventories	28,614	37,757
Other assets	16,826	28,912
Held for sale assets	24,313	--
Total current assets	181,575	245,033
Non-current assets:
Investments	10,758	269,871
Fixed assets, less accumulated depreciation of $58,260 and $49,556	184,945	190,524
Deposits and notes receivable	37,771	32,107
Deferred taxes	13,506	22,086
Other assets	8,647	9,701
Goodwill	65,768	67,094
Intangible assets	8,467	10,193
Total Non-current assets	329,862	601,576

TOTAL ASSETS	$511,437	$846,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

LIABILITIES AND EQUITY (CAPITAL DEFICIENCY) AS OF	September 30, 2012	December 31, 2011
(U.S. Dollars in thousands, except share amounts)	(Unaudited)

LIABILITIES
Current liabilities:
Notes and loans payable and current maturities of long term loans	$186,038	$211,047
Accounts payable, accrued expenses and others	75,745	91,900
Debentures	--	237,084
Held for sale liabilities	21,576	--
Total current liabilities	283,359	540,031
Long term liabilities:
Notes and loans payable	104,471	130,327
Notes to non-related limited partners	93,691	95,922
Deferred taxes	12,123	13,702
Other long-term liabilities	15,654	16,661
Total long-term liabilities	225,939	256,612
Liabilities subject to compromise	237,758	--
Total liabilities	747,056	796,643

Redeemable noncontrolling interest	605	604

EQUITY (CAPITAL DEFICIENCY)
Ampal's shareholders' equity:
Class A Stock $1 par value; September 30, 2012 and December 31, 2011, 100,000,000 shares
authorized; issued 3,163,866 shares; outstanding 2,806,688 shares *	3,164	3,164

Additional paid-in capital *	243,414	243,055

Accumulated deficiency	(348,755)	(127,637)

Accumulated other comprehensive loss	(12,194)	(11,781)

Treasury stock, at cost (September 30, 2012 and December 31, 2011, 357,181 shares)*	(28,763)	(28,763)

Total Ampal shareholders’ equity (capital deficiency)	(143,134)	78,038

Noncontrolling interest	(93,090)	(28,676)

Total equity (capital deficiency)	(236,224)	49,362

TOTAL LIABILITIES AND EQUITY (NET OF CAPITAL DEFICIENCY)	$511,437	$846,609

(*) Retroactively adjusted to reflect a reverse stock split (see Note 18)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30,	2012	2011(**)
(U.S. Dollars in thousands, except per share amounts)	(Unaudited)	(Unaudited)

REVENUES:
Chemical income	$311,104	$318,697
Gain on sale of fixed assets	--	59
Realized and unrealized gains on marketable securities	23	297
Translation gain	11,398	12,620
Equity in earnings of affiliates	658	268
Interest income	2,493	2,239
Leisure-time income	2,040	2,265
Gain from redemption of debt and other income	661	6,356
Total revenues	328,377	342,801

EXPENSES:
Chemical expense - cost of goods sold	275,062	283,677
Loss on sale of fixed assets	1,681	--
Loss from impairment of investments	260,400	50,523
Interest expense	28,153	31,442
Marketing expenses	6,606	6,671
General, administrative and other	32,099	45,323
Total expenses	604,001	417,636
Loss from continuing operations before reorganization items and income taxes	(275,624)	(74,835)
Reorganization items	2,145	--
Income tax expenses	7,424	13,006
Net loss from continuing operations after tax expenses	(285,193)	(87,841)
Discontinued operations:
Gain disposal, net of tax	--	28,891
Income (loss) from discontinued operations, net of tax	(341)	5,025
Net income from discontinued operations	(341)	33,916
Net loss	(285,534)	(53,925)
Less: Net loss attributable to noncontrolling interests	64,416	11,594
Net loss attributable to Ampal's shareholders	(221,118)	(42,331)

Basic and diluted EPS:
Loss from continuing operations attributable to Ampal's shareholders *	(78.66)	(27.16)
Discontinued operations attributable to Ampal's shareholders *	(0.12)	12.08
	$(78.78)	$(15.08)

Shares used in EPS calculation (in thousands) *	2,807	2,807

(*) Retroactively adjusted to reflect a reverse stock split (see Note 18)

(**) Retroactively adjusted to exclude the discontinued operations

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

NINE MONTHS ENDED SEPTEMBER 30,	2012	2011
(U.S. Dollars in thousands)	(Unaudited)	(Unaudited)

Net loss	$(285,534)	$(53,925)
Other comprehensive income (loss), net of tax:
Unrealized (realized) gain on available for sale securities	(8)	(5)
Foreign currency translation adjustments	(908)	(9,306)
Share of other comprehensive income (loss) of affiliates	505	(481)
Other comprehensive loss, net of tax	(411)	(9,792)
Comprehensive loss	(285,945)	(63,717)
Less: comprehensive loss attributable to the noncontrolling interest	(64,414)	(11,613)

Comprehensive loss attributable to the Company	$(221,531)	$(52,104)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30,	2012	2011(**)
(U.S. Dollars in thousands, except per share amounts)	(Unaudited)	(Unaudited)

REVENUES:
Chemical income	$100,149	$114,167
Realized and unrealized gains on marketable securities	37	276
Gain on sale of fixed assets	--	19
Equity in earnings of affiliates	332	89
Interest income	943	903
Translation gain	5,813	19,876
Leisure-time income	528	716
Other income	65	4,412
Total revenues	107,867	140,458

EXPENSES:
Chemical expense - cost of goods sold	88,073	101,579
Loss on sale of fixed assets	1,720	--
Loss from impairment of investments	--	33,600
Interest expense	7,844	9,702
Marketing expenses	2,105	2,104
General, administrative and other	8,552	14,826
Total expenses	108,294	161,811
Loss from continuing operations before reorganization items and income taxes	(427)	(21,353)
Reorganization items	2,145	--
Income tax expenses (benefits)	501	(1,292)
Net loss from continuing operations	(3,073)	(20,061)
Net loss from discontinued operations	(221)	(311)
Net loss	(3,294)	(20,372)
Less: Net loss attributable to noncontrolling interests	393	138
Net loss attributable to Ampal's shareholders	(2,901)	(20,234)

Basic and diluted EPS:
Loss from continuing operations attributable to Ampal's shareholders *	(0.95)	(7.10)
Discontinued operations attributable to Ampal's shareholders *	(0.08)	(0.11)
	$(1.03)	$(7.21)

Shares used in EPS calculation (in thousands) *	2,807	2,807

(*) Retroactively adjusted to reflect a reverse stock split (see Note 18)

(**) Retroactively adjusted to exclude the discontinued operations

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

THREE MONTHS ENDED SEPTEMBER 30,	2012	2011
(U.S. Dollars in thousands)	(Unaudited)	(Unaudited)

Net loss	$(3,294)	$(20,372)
Other comprehensive income (loss), net of tax:
Unrealized (realized) gain on available for sale securities	--	(4)
Foreign currency translation adjustments	611	(10,803)
Share of other comprehensive income (loss) of affiliates	(98)	4
Other comprehensive income (loss), net of tax	513	(10,803)
Comprehensive loss	(2,781)	(31,175)
Less: comprehensive loss attributable to the noncontrolling interest	(362)	(227)

Comprehensive loss attributable to the Company	$(2,419)	$(30,948)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30,	2012	2011(*)
(U.S. Dollars in thousands)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss for the period	$(285,534)	$(53,925)
Net loss (income) from discontinued operations	341	(33,916)
Loss from continuing operations	(285,193)	(87,841)
Adjustments to reconcile net loss for the period to net cash provided by (used in) operating activities:
Equity in earnings of affiliates	(658)	(268)
Realized and unrealized gain on investments, net	(23)	(297)
Depreciation and amortization expense	13,511	15,152
Loss (gain) from sale of fixed assets	1,681	(59)
Impairment of investment	260,400	50,523
Non cash stock based compensation	343	479
Translation gain	(11,398)	(12,620)
Increase in other assets	6,559	11,114
Decrease (increase) in inventories	3,683	(2,986)
Increase in accounts receivable	4,154	(2,878)
Increase (decrease) in accounts payable, accrued expenses and other	8,316	(11,194)
Increase in accounts payable due to reorganization costs	470	--
Gain from repurchase of debentures	--	(4,677)
Proceeds from sale of trading securities	--	318
Investments made in trading securities	(493)	(12,687)

Net cash provided by (used in) operating activities of continuing operations	1,352	(57,921)

Cash flows from investing activities:
Deposits, notes and loans receivable collected (received)	(143)	18,618
Purchase and improvements of fixed assets	(5,699)	(6,639)
Proceeds from sale of available-for-sale shares	503	2,198
Decrease (increase) in severance fund	977	(434)
Proceeds from sale of fixed assets	160	401

Net cash provided from (used in) investing activities of continuing operations	(4,202)	14,144

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30,	2012	2011
(U.S. Dollars in thousands)	(Unaudited)	(Unaudited)

Cash flows from financing activities:
Proceeds from notes issued and loans received	$--	$7,179
Notes and loans payable repaid	(35,174)	(66,473)
Debentures repaid	(2,309)	(13,565)
Dividends paid to noncontrolling interests	--	(354)
Net cash used in financing activities of continuing operations	(37,483)	(73,213)

Effect of exchange rate changes on cash and cash equivalents	(3,559)	(6,064)

Cash flows from discontinued operations:
Cash used in operating activities of discontinued operations	1,882	(19,474)
Cash provided by investing activities of discontinued operations	(101)	174,051
Cash used in financing activities of discontinued operations	(1,699)	(2,440)
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	9	(901)
Net cash provided by discontinued operations	91	151,236

Net increase (decrease) in cash and cash equivalents	(43,801)	28,182
Cash and cash equivalents at beginning of period (in 2011 including $8,851 from discontinued operations)	54,333	41,019

Cash and cash equivalents at end of period	$10,532	$69,201
Less cash and cash equivalents of discontinued operations at end of period	404	983
Cash and cash equivalents of continuing operations at end of period	$10,128	$68,218

(*) Retroactively adjusted to exclude the discontinued operations

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CAPITAL DEFICIENCY)

(U.S. Dollars in thousands)

Unaudited

	Equity attributable to Ampal-American Israel Corporation shareholders
	Class A Stock **
	Number of shares*	Amount	Additional paid-in capital **	Accumulated deficit	Accumulated deficit	Treasury stock	Non-controlling interests	Total equity (deficit)

BALANCE AT JANUARY 1, 2012	3,164	3,164	243,055	(127,637)	(11,781)	(28,763)	(28,676)	49,362
CHANGES DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2012:
Comprehensive loss:
Net loss for the period				(221,118)			(64,416)	(285,534)
Unrealized gain from marketable securities					(8)			(8)
Foreign currency translation adjustments					(405)		2	(403)
Total comprehensive loss								(285,945)
Share based compensation expense			359					359

BALANCE AT SEPTEMBER 30, 2012	3,164	3,164	243,414	(348,755)	(12,194)	(28,763)	(93,090)	(236,224)

* In thousands

(**) Retroactively adjusted to reflect a reverse stock split (see Note 18)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CAPITAL DEFICIENCY)

(U.S. Dollars in thousands)

Unaudited

	Equity attributable to Ampal-American Israel Corporation shareholders
	Class A Stock **
	Number of shares*	Amount	Additional paid-in capital **	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Non-controlling interests	Total equity

BALANCE AT JANUARY 1, 2011	3,164	3,164	243,037	(32,316)	103	(28,763)	(6,677)	178,548
CHANGES DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2011:
Comprehensive income (loss):
Net loss for the period				(42,331)			(11,594)	(53,925)
Foreign currency translation adjustments					(9,773)		(19)	(9,792)
Total comprehensive loss								(63,717)
Dividend paid to noncontrolling interests							(354)	(354)
Share based compensation expense			479					479

BALANCE AT SEPTEMBER 30, 2011	3,164	3,164	243,516	(74,647)	(9,670)	(28,763)	(18,644)	114,956

* In thousands

(**) Retroactively adjusted to reflect a reverse stock split (see Note 18)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	As used in these financial statements, the term the “Company” refers to Ampal-American Israel Corporation (debtor-in-possession) (“Ampal”) and its consolidated subsidiaries.

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

3.	Bankruptcy Proceedings

Bankruptcy Proceedings

On August 29, 2012 (the “Petition Date”), Ampal filed a voluntary petition for relief (the “Filing”) under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Court”), Case No. 12-13689.  Ampal continues to operate its business as a “debtor-in-possession” under the jurisdiction of the Court and in accordance with applicable provisions of the Bankruptcy Code and the orders of the Court.  As a result of the Filing, an “automatic stay” was imposed, prohibiting the continuation or commencement of any actions against Ampal and its assets, wherever located.

Presently, the Company does not have sufficient cash and other resources to service its debt and finance its ongoing operations. This fact raises substantial doubts as to the Company's ability to continue as a going concern if Ampal does not reach agreement with its creditors, obtain additional financing or otherwise raise capital through the sale of assets or otherwise, or restructure its obligations under Chapter 11 of the Bankruptcy Code.

The Company’s ability to continue as a going concern is contingent upon its ability to obtain the Court’s approval of a reorganization plan and its ability to successfully implement such plan, among other things. As a result of the Chapter 11 case, the realization of assets and the satisfaction of liabilities are subject to uncertainty. As a debtor-in-possession under Chapter 11, Ampal may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Court or as otherwise permitted in the ordinary course of business, for amounts other than those reflected in the accompanying consolidated financial statements. Further, the plan of reorganization could materially change the amounts and classifications of assets and liabilities reported in the historical consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern or as a consequence of the Chapter 11 case. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. There is no assurance that the Filing will allow the Company to continue as a going concern in the future.

Operation and Implication of the Chapter 11 Case

Under Section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect indebtedness incurred prior to the petition date or to exercise control over property of the debtor. Accordingly, creditors are stayed from taking any actions as a result of such defaults. Substantially all pre-petition liabilities are subject to settlement under a plan of reorganization.  Further, a confirmed plan of reorganization or other arrangement may materially change the amounts and classifications in a debtor’s historical consolidated financial statements.

Ampal is paying, and intends to continue paying, claims arising after the Petition Date in the ordinary course of business. Ampal has retained, subject to Court approval, legal and financial professionals to advise on the Chapter 11 case and certain other professionals to provide services and advice in the ordinary course of business. From time to time, Ampal may seek Court approval to retain additional professionals.

The U.S. Trustee for the Southern District of New York (the “U.S. Trustee”) has appointed an official committee of unsecured creditors (the “UCC”). The UCC and its legal representatives have a right to be heard on all matters that come before the Court on all matters affecting Ampal. There can be no assurance that the UCC will support Ampal’s position on matters to be presented to the Court in the future or on any plan of reorganization, once proposed. Disagreements between Ampal and the UCC could protract the Chapter 11 case, negatively affect the Company’s ability to operate and delay Ampal’s emergence from the Chapter 11 case.

The Company has incurred and expects to continue to incur significant costs associated with its reorganization and the Chapter 11 case. The amount of these expenses is expected to significantly affect its financial position and results of operations, but the Company cannot accurately predict the effect the Chapter 11 case will have on its business at this time.

Plan of Reorganization

For Ampal to successfully emerge from the Chapter 11 case, it must obtain the Court’s approval of a plan of reorganization, which will enable Ampal to emerge from the Chapter 11 case as a reorganized company. In connection with the plan of reorganization, the Company may also obtain a new credit facility. Ampal’s ability to obtain such financing is uncertain. The Company’s ability to obtain such approval and financing will depend on, among other things, the timing and outcome of various ongoing matters in the Chapter 11 case. A plan of reorganization determines the rights and satisfaction of claims of various creditors and security holders, and is subject to the ultimate outcome of negotiations and Court decisions ongoing through the date on which the plan of reorganization is confirmed.

Although Ampal has not yet filed a plan of reorganization or a related disclosure statement with the Court, Ampal intends to propose a plan.

Financial Reporting in Reorganization

As a result of the Chapter 11 case, the Company has adopted the provisions of reorganization accounting, which does not change the application of GAAP with respect to the preparation of its financial statements. However, this guidance does require that financial statements, for periods including and subsequent to a Chapter 11 filing, distinguish between transactions and events that are directly associated with the reorganization proceedings and the ongoing operations of the business, as well as additional disclosures. Effective August 29, 2012, expenses, gains and losses directly associated with the reorganization proceedings are reported as reorganization items, net in the accompanying consolidated statements of operations. In addition, liabilities subject to compromise in the Chapter 11 case are distinguished from post-petition liabilities in the accompanying consolidated balance sheet as of September 30, 2012. Where there is uncertainty about whether a secured claim is undersecured or will be impaired under the plan, the Company has classified the entire amount of the claim as a liability subject to compromise. Such liabilities are reported at amounts expected to be allowed, even if they settle for lesser amounts. These claims remain subject to future adjustments, which may result from: negotiations; actions of the Court; disputed claims; rejection of executory contracts and unexpired leases; the determination as to the value of any collateral securing claims; proofs of claim; or other events.

Liabilities Subject to Compromise

As described above, certain claims against the Company in existence prior to the Chapter 11 case (“pre-petition liabilities”) may be subject to compromise or other treatment under the plan of reorganization and are reflected as liabilities subject to compromise in the accompanying consolidated balance sheet. These amounts reflect our current estimates of pre-petition liabilities that are subject to restructuring in the Chapter 11 case. A summary of liabilities subject to compromise as of September 30, 2012 is presented in the following table (in thousands):

Debt subject to compromise:
Debentures	225,026
Loans payable	3,500
Accounts payable, accrued expenses and others	9,232
Liabilities subject to compromise	$237,758

The Company ceased to record interest expense, linkage and translation costs in connection with the unsecured liabilities in the Chapter 11 case. The expenses that would have been recorded absent the limits on unsecured liabilities while in bankruptcy are $11,245 thousand.

 Reorganization Items

Reorganization items, net include expenses, gains and losses directly related to the Company’s reorganization proceedings. Reorganization items for the nine months ended September 30, 2012 in the amount of $2.1 million are amortization of issuance costs of unsecured debt and professional fees.

Pre-Petition Claims

On August 29, 2012, Ampal filed statements and schedules with the Court setting forth the assets and liabilities of Ampal as of the Petition Date. The statements and schedules are available at http://dm.epiq11.com/AMP/Project.  The Court will set a deadline by which all creditors and equity security holders must file proofs of claims or interests (the “Proof of Claim”) in the Chapter 11 case (the “Bar Date”). In accordance with the Bar Date, Ampal will mail notices of the Bar Date, Proof of Claim forms and instructions for filing such forms to all known creditors, including, without limitation, current and former employees, vendors and other parties with whom Ampal has previously conducted business, and all record holders of equity securities of Ampal. Recipients disagreeing with the amount of their claim as stated by Ampal in its schedules, or creditors whose claims have been noted as disputed, contingent or unliquidated may file a Proof of Claim. Discrepancies with the Court and differences between amounts recorded by Ampal and claims filed by creditors will be evaluated and resolved as a part of the Chapter 11 case. Absent agreement by the parties, the Court will ultimately determine liability and amounts of any disputed claims.

The resolution of such claims could result in a material adjustment to Ampal’s financial statements. Additionally, a confirmed plan of reorganization could also materially change the amounts and classifications reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

Debtors Financial Statements

The financial statements included below represent the condensed combined financial statements of Ampal (the “Debtor”) only. These statements reflect the results of operations, financial position and cash flows of the Debtor, including certain amounts and activities between the Debtor and non-Debtor subsidiaries, which are eliminated in the consolidated financial statements.

AMPAL-AMERICAN ISRAEL CORPORATION (DEBTOR-IN-POSSESSION)
CONDENSED BALANCE SHEET

ASSETS AS OF	September 30, 2012
(U.S. Dollars in thousands)

Current assets:
Cash and cash equivalents	$1,025
Deposits and notes receivable	282,214
Other assets	3,412
Total current assets	286,651
Non-current assets:
Fixed assets, less accumulated depreciation	10
Deposits and notes receivable	14,180
Deferred taxes	3,033
Total Non-current assets	17,223

TOTAL ASSETS	$303,874

LIABILITIES NET OF CAPITAL DEFICIENCY AS OF	September 30, 2012
(U.S. Dollars in thousands, except share amounts)

LIABILITIES
Current liabilities:
Notes and loans payable and current maturities of long term loans	$36,816
Total current liabilities	36,816
Long term liabilities:
Investments	172,283
Other long-term liabilities	151
Total long-term liabilities	172,434
Liabilities subject to compromise	237,758
Total liabilities	447,008

Total capital deficiency	(143,134)

$303,874

AMPAL-AMERICAN ISRAEL CORPORATION (DEBTOR-IN-POSSESSION)
CONDENSED STATEMENT OF OPERATIONS

From August, 29 to September 30, 2012
(U.S. Dollars in thousands, except per share amounts)

REVENUES:
Interest income	$17
Translation gain	8,089
Total revenues	8,106

EXPENSES:
Interest expense	179
General, administrative and other	133
Total expenses	312
Income from continuing operations before reorganization items and losses of subsidiaries	7,749
Reorganization items	2,145
Net Income before losses of subsidiaries	5,649
Losses of subsidiaries	(1,827)
Net Income	3,822

AMPAL-AMERICAN ISRAEL CORPORATION (DEBTOR-IN-POSSESSION)
CONDENSED STATEMENT OF CASH FLOWS

From August, 29 to September 30, 2012
(U.S. Dollars in thousands, except per share amounts)
Cash flows from operating activities:
Net Income for the period	$3,822
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Equity in losses of subsidiaries	1,827
Depreciation and amortization expense	1,680
Non cash stock based compensation	39
Translation gain	(8,089)
Increase in other assets	268

Net cash used in operating activities	(453)

Net decrease in cash and cash equivalents	(453)
Cash and cash equivalents at beginning of period	1,478

Cash and cash equivalents at end of period	$1,025

4.	East Mediterranean Gas Company

As of September 30, 2012, the Company’s financial statements reflect a 16.8% interest in shares of East Mediterranean Gas Co. S.A.E., an Egyptian joint stock company ("EMG"), with 8.2% held directly and 8.6% held through Merhav Ampal Energy Holdings, LP, an Israeli limited partnership (of which Ampal owns 50% and which is being consolidated due to effective control granted through the partnership's agreement).

Since February 2011 and during 2012, there was a series of explosions along the Egyptian gas pipeline owned and operated by GASCO (the Egyptian gas transport company) due to alleged terror attacks that Egypt and its state entities failed to prevent. Neither EMG's site nor EMG's pipeline were damaged in the attacks.

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

On May 2, 2012, the Company announced that it had filed a request for arbitration against the Arab Republic of Egypt, in connection with the Company’s investment in EMG for the breach of the bilateral investment treaty (“BIT”) between Egypt and the United States. Other EMG investors, including Ampal affiliates and co-investors in EMG, also requested arbitration under Egypt’s BITs with the United States, Poland and Germany. In the treaty arbitrations, the EMG investors claim that Egypt breached its international obligations under the applicable investment treaties by failing to provide fair and equitable treatment and full protection and security to their investments, impairing their investments through unreasonable and discriminatory measures, failing to observe the Egyptian State’s obligations toward their investments, and expropriating their investments. Through the arbitrations, the investors seek, among other relief, significant monetary compensation for damages caused by Egypt’s treaty violations. In accordance with the BIT between Egypt and the United States, Ampal’s request for arbitration was submitted to the World Bank’s International Centre for Settlement of Investment Disputes (“ICSID”).

Several others US entities and a German citizen who invested in EMG have also filed requests for arbitration pursuant to the ICSID convention. On August 21, 2012 the parties to the ICSID arbitration nominated their party-appointed arbitrator, and on October 16, 2012 the co-arbitrators appointed the President of the arbitration tribunal.

Mr. Yosef A. Maiman – a Polish national – and three Ampal-affiliated entities that he controls submitted a request for arbitration under Egypt’s BIT with Poland pursuant to the Arbitration Rules of the United Nations Commission on International Trade Law (“UNCITRAL”). During September 2012, the parties to the UNICTRAL arbitration nominated their party-appointed arbitrator, and are currently awaiting the nomination of the President of the arbitration tribunal, to be appointed by the Permanent Court of Arbitration.

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

EMG has named the Israel Electric Corporation, Ltd. (“IEC”) as an additional respondent. IEC is an Israeli state-owned electricity producer that entered into a Gas Sale and Purchase Agreement with EMG on August 8, 2005 (the "On-Sale Agreement"). Under the On-Sale Agreement, EMG promised to supply, and IEC promised to purchase, quantities of natural gas sold to EMG under the Source GSPA; those quantities were in turn guaranteed by EGPC/EGAS through the Tripartite Agreement. Therefore, EGPC/EGAS guaranteed that it would provide contractual quantities of gas to EMG (for sale to IEC) under both the Source GSPA and the Tripartite Agreement. Because the contractual guarantees under these two agreements are coextensive, EMG filed for declaratory relief stating that EGPC/EGAS, and not EMG, are liable to IEC for supply deficiencies. An initial procedural conference for the above arbitration was held on April 24, 2012, and the next meeting took place on May 31, 2012. The parties have exchanged pleadings regarding the ICC tribunal’s jurisdiction over the dispute, and the jurisdictional issues have now been joined with the merits phase of the arbitration. The total amount of the claim has not yet been quantified and the Company cannot currently estimate the range of potential compensation.

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

5.	Debentures Restructuring

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

Prior to the Filing, the Company had negotiated with committees of Holders to discuss various proposals made by the Company for the implementation of postponement of payments due on the Debentures. All such proposals and term sheets presented by the Company are no longer valid, mainly since, subsequent to the Filing, all negotiations are conducted under the jurisdiction of the Court and in accordance with applicable provisions of the Bankruptcy Code and the orders of the Court. As part of the Chapter 11 case, the Company is negotiating with the UCC, which includes representatives for the Holders, to restructure all of Ampal’s debt.

6.	Recently Adopted and Recently Issued Accounting Pronouncements

Accounting Standards Update (“ASU”) 2012-2

In July 2012, Financial Accounting Standard Board ("FASB") issued Accounting Standards Update No. 2012-2 ("ASU 2012-2") which amended the guidance for the testing of indefinite-lived intangible assets for impairment, similar to the goodwill amendment issued in September 2011. These amendments provide an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the fair value of an indefinite-lived intangible asset is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted.

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

Ampal funded the Gadot acquisition with a combination of available cash and the proceeds of the credit facility, dated November 29, 2007 (the "Credit Facilities"), between Merhav-Ampal Group Ltd. (formerly Merhav-Ampal Energy Ltd.), an Israeli corporation and wholly owned subsidiary of Ampal ("MAG"), and Israel Discount Bank Ltd. ("IDB"), for approximately $87.4 million (as of September 30, 2012, the outstanding debt under the Credit Facilities amounts to $58.9 million). The Company has certain financial and other covenants in the Credit Facilities. The Company determined that in connection with the preparation of its March 31, 2012 financial statements it would not meet certain required covenants and due to the Company's other debts (mainly, to its debenture holders), in accordance with the terms of the Credit Facility, IDB may decide to accelerate the Credit Facility and set it to immediate prepayment. As of September 30, 2012, the Company continues to be in breach of such covenants. The outstanding balance is classified as a current liability. The bank has not requested early repayment of the loans.

8.	Sugarcane Ethanol Production Project

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

9.	Cash and cash equivalents

Cash equivalents are short-term, highly liquid investments (bank accounts and bank deposits) that have original maturity dates of three months or less and are readily convertible into cash.

10.	Inventories - mainly chemicals and other materials intended for sale are valued at the lower of cost or market. Cost is determined based on the moving average basis.

11.	Discontinued operations

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

As of September 30, 2012, the Company decided to sell its investment in a subsidiary company in Europe and is expected to complete such sale in a period of one year. The Company recorded loss from discontinued operations of $0.3 million in the period ended September 30, 2012.

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

12.	Services and Management Agreements

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

Asset Derivatives
_________________________________________________________________________________

		(U.S. Dollars in thousands)
Derivative Instrument	Location	September 30, 2012	December 31, 2011	September 30, 2011
SWAP contracts	Other assets	1,828	2,059	3,414
Foreign currency exchange contracts	Other assets	--	--	6

Liability Derivatives
_________________________________________________________________________________

		(U.S. Dollars in thousands)
Derivative Instrument Location	Location	September 30, 2012	December 31, 2011	September 30, 2011
SWAP contracts	Accounts payable, accrued expenses and others	2,273	1,668	1,930
Foreign currency exchange contracts	Accounts payable, accrued expenses and others	48	79	83

Statement of Operations
_________________________________________________________________________________

		(U.S. Dollars in thousands)
		Nine months ended September 30,
Derivative Instrument	Location	2012	2011
SWAP contract	Translation (loss) gain	(231)	$ (2,090)
Interest rate SWAP contract	Interest (loss) gain	(605)	$ 1,978
Foreign currency exchange contracts	Translation (loss) gain	85	$ (330)

14.	Fair Value Measurements

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

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 consisted of the following (in thousands):

Fair Value Measurements as of :
	September 30, 2012			December 31, 2011
	Level 1	Level 2	Total	Level 1	Level 2	Total
Trading securities *	$56	$-	$56	$55	$-	$55
Available for sale securities *	-	-	-	122	-	122
Derivative assets **	-	1,828	1,828	-	2,059	2,059
Derivative liabilities **	-	(2,273)	(2,273)	-	(1,747)	(1,747)
Total	$56	$(445)	$(389)	$177	$312	$489

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
** See Note 13.

The carrying amount of the Company's traded debentures as of September 30, 2012 is $225.0 million. The market value of such debentures, based on the closing price of those debentures on September 30, 2012 on the Tel Aviv Stock Exchange, was $32.3 million. The total carrying value of long-term loans as of September 30, 2012 was $298.3 million. The Company estimates that the fair value of the long-term loans approximates their carrying value, since substantially all of them bear non-fixed interest and there is no significant change in the credit risk of such loans. The fair value was determined based on level 2 inputs.

Investment in EMG with a carrying amount of $361.3 million was written off, resulting in a loss of $260.4 million, which was included in loss for the period ended September 30, 2012.

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

The Leisure-time segment consists of an affiliate, Country Club Kfar Saba Ltd., the Company’s 51%-owned subsidiary, located in Israel.

The Finance segment consists of all other activities which are not part of any of the above segments.

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2012	2011	2012	2011
	(Dollars in thousands)		(Dollars in thousands)
Revenues:
Chemicals	$311,104	$318,697	$100,149	$114,167
Finance	14,575	21,571	6,858	25,486
Leisure-time	2,040	2,265	528	716
Equity in earnings of affiliates	658	268	332	89
Total consolidated revenues	$328,377	$342,801	$107,867	$140,458

Pre-tax Operating income (loss):
Chemicals	$8,278	$5,390	$2,933	$2,052
Finance	(23,439)	(29,784)	(3,082)	10,097
Energy	(260,400)	(50,523)	--	(33,600)
Leisure-time	(63)	82	(278)	98
Total consolidated pretax loss	$(275,624)	$(74,835)	$(427)	$(21,353)

Total Assets	September 30, 2012	December 31, 2011
Chemicals	$435,112	$462,180
Finance	394,653	450,486
Energy	2,267	262,452
Leisure-Time	3,574	3,308
Inter-segments adjustments	(324,139)	(331,817)
Total consolidated assets	$511,437	$846,609

Revenues by Geographic Area:

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2012	2011	2012	2011
	(U.S. Dollars in thousands)		(U.S. Dollars in thousands)
Israel	216,249	216,969	69,658	125,786
Europe	97,269	110,025	31,383	9,432
America	10,776	14,448	4,661	5,174
Australia	--	158	--	54
Africa	2,043	612	1,619	7
Asia	2,040	589	546	5
Total	328,377	342,801	107,867	140,458

16.
The following table summarizes securities that were not included in the calculations of diluted earnings per share of Class A Stock for the periods ended September 30, 2012 and 2011 because such shares are anti-dilutive.

(Shares in thousands)	Nine Months ended September 30,		Three Months ended September 30,
	2012	2011	2012	2011

Shares resulting from Options and Rights	180	206	180	206

17.	LEGAL PROCEEDINGS:

Please see Note 3 to the Company’s condensed consolidated financial statements for the description of the Filing and the Chapter 11 case.

18.	Reverse Stock Split

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

Upon effectiveness of the Split, every 20 shares of the Company's issued and outstanding Stock were automatically converted into one issued and outstanding share of Stock. No cash or fractional shares were issued in connection with the Split.  The Company rounded up to the next whole share in lieu of issuing fractional shares that would have been issued as a result of the Split.

The Split, which was approved by the majority of the Company's shareholders at the Annual Shareholders' Meeting on May 29, 2012, reduced the outstanding number of shares of Stock from approximately 56.1 million to approximately 2.8 million.  The number of authorized shares of the Stock was not affected by the Split.

The purpose of the Split was to raise the per share trading price of the Stock to regain compliance with the $1.00 per share minimum bid price requirement for continued listing of the Stock on the NASDAQ Capital Market.  As previously disclosed, in order to regain compliance with the minimum bid price requirement, the Stock must have a minimum closing bid price of $1.00 per share for a minimum of 10 consecutive trading days. On August 6, 2012, the Company was notified by the NASDAQ Listing Qualifications Staff that the Company had regained compliance with the minimum bid price requirements.

19.	NASDAQ Listing

The NASDAQ Listing Qualifications Staff issued (i) a delist determination letter on August 21, 2012 based upon the rejection of the Company’s plan for coming into compliance with the $2,500,000 minimum stockholders’ equity listing requirement and (ii) a delist determination letter on August 30, 2012 based upon the Filing, and the Company subsequently appealed the proposed delisting to the NASDAQ Listing Qualifications Hearings Panel (the “Panel”).  The Company’s hearing before the Panel was held on October 4, 2012. By letter dated October 19, 2012, the Company was notified that the Panel had determined to continue the listing of the Company’s Class A Stock on The NASDAQ Capital Market, subject to the Company’s timely satisfaction of certain milestones relating to the Company’s debt restructuring efforts under the Company’s Chapter 11 case and the Company’s compliance with the requirements for initial listing on The NASDAQ Capital Market upon its emergence from Chapter 11 bankruptcy, ultimately, by no later than February 18, 2013

20.	Subsequent events

At a meeting held on November 11, 2012, the Company met with the official committee of unsecured creditors (the “Committee”) in its Chapter 11 proceeding and it advised the Committee that the Company is prepared to file and support a Plan of Reorganization on terms previously proposed by the Committee, subject to finalization of the Plan details to be supplied by the Committee and confirmation of support from the Committee and major creditors.  Under the Plan, all outstanding indebtedness, including all obligations under the Company’s Series A, Series B and Series C Debentures, would be cancelled and converted to equity of the Company that will represent substantially all of the equity of the Company upon its emergence from Chapter 11.  The Company intends to file the Plan in the Chapter 11 proceeding by December 6, 2012, subject to receipt of necessary information from the Committee and finalization of Plan details.

The Company’s statement to the Committee followed an announcement by Mr. Yosef Maiman, the Company’s Chairman, Chief Executive Officer and a member of the controlling shareholder group, of his intention to transfer control of Ampal to the Company’s creditors, following almost a year of negotiations with the creditors and recent motions made by the Committee in the Chapter 11 proceedings.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AMPAL-AMERICAN ISRAEL CORPORATION (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
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

As a result of the Chapter 11 case, the Company has adopted the provisions of reorganization accounting, which does not change the application of GAAP with respect to the preparation of our financial statements. However, this guidance does require that financial statements, for periods including and subsequent to a Chapter 11 filing, distinguish between transactions and events that are directly associated with the reorganization proceedings and the ongoing operations of the business.

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

Bankruptcy Proceedings

Bankruptcy Proceedings

On August 29, 2012 (the “Petition Date”), Ampal filed a voluntary petition for relief (the “Filing”) under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Court”), Case No. 12-13689.  Ampal continues to operate its business as a “debtor-in-possession” under the jurisdiction of the Court and in accordance with applicable provisions of the Bankruptcy Code and the orders of the Court.  As a result of the Filing, an “automatic stay” was imposed, prohibiting the continuation or commencement of any actions against Ampal and its assets, wherever located.

Presently, the Company does not have sufficient cash and other resources to service its debt and finance its ongoing operations. This fact raises substantial doubts as to the Company's ability to continue as a going concern if Ampal does not reach agreement with its creditors, obtain additional financing or otherwise raise capital through the sale of assets or otherwise, or restructure its obligations under Chapter 11 of the Bankruptcy Code.

The Company’s ability to continue as a going concern is contingent upon its ability to obtain the Court’s approval of a reorganization plan and its ability to successfully implement such plan, among other things. As a result of the Chapter 11 case, the realization of assets and the satisfaction of liabilities are subject to uncertainty. As a debtor-in-possession under Chapter 11, Ampal may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Court or as otherwise permitted in the ordinary course of business, for amounts other than those reflected in the accompanying consolidated financial statements. Further, the plan of reorganization could materially change the amounts and classifications of assets and liabilities reported in the historical consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern or as a consequence of the Chapter 11 case. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. There is no assurance that the Filing will allow the Company to continue as a going concern in the future.

Operation and Implication of the Chapter 11 Case

Under Section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect indebtedness incurred prior to the petition date or to exercise control over property of the debtor. Accordingly, creditors are stayed from taking any actions as a result of such defaults. Substantially all pre-petition liabilities are subject to settlement under a plan of reorganization.  Further, a confirmed plan of reorganization or other arrangement may materially change the amounts and classifications in a debtor’s historical consolidated financial statements.

Ampal is paying, and intends to continue paying, claims arising after the Petition Date in the ordinary course of business. Ampal has retained, subject to Court approval, legal and financial professionals to advise on the Chapter 11 case and certain other professionals to provide services and advice in the ordinary course of business. From time to time, Ampal may seek Court approval to retain additional professionals.

The U.S. Trustee for the Southern District of New York (the “U.S. Trustee”) has appointed an official committee of unsecured creditors (the “UCC”). The UCC and its legal representatives have a right to be heard on all matters that come before the Court on all matters affecting Ampal. There can be no assurance that the UCC will support Ampal’s position on matters to be presented to the Court in the future or on any plan of reorganization, once proposed. Disagreements between Ampal and the UCC could protract the Chapter 11 case, negatively affect the Company’s ability to operate and delay Ampal’s emergence from the Chapter 11 case.

The Company has incurred and expects to continue to incur significant costs associated with its reorganization and the Chapter 11 case. The amount of these expenses is expected to significantly affect its financial position and results of operations, but the Company cannot accurately predict the effect the Chapter 11 case will have on its business at this time.

Plan of Reorganization

For Ampal to successfully emerge from the Chapter 11 case, it must obtain the Court’s approval of a plan of reorganization, which will enable Ampal to emerge from the Chapter 11 case as a reorganized company. In connection with the plan of reorganization, the Company may also obtain a new credit facility. Ampal’s ability to obtain such financing is uncertain. The Company’s ability to obtain such approval and financing will depend on, among other things, the timing and outcome of various ongoing matters in the Chapter 11 case. A plan of reorganization determines the rights and satisfaction of claims of various creditors and security holders, and is subject to the ultimate outcome of negotiations and Court decisions ongoing through the date on which the plan of reorganization is confirmed.

Although Ampal has not yet filed a plan of reorganization or a related disclosure statement with the Court, Ampal intends to propose a plan.

Financial Reporting in Reorganization

As a result of the Chapter 11 case, the Company has adopted the provisions of reorganization accounting, which does not change the application of GAAP with respect to the preparation of its financial statements. However, this guidance does require that financial statements, for periods including and subsequent to a Chapter 11 filing, distinguish between transactions and events that are directly associated with the reorganization proceedings and the ongoing operations of the business, as well as additional disclosures. Effective August 29, 2012, expenses, gains and losses directly associated with the reorganization proceedings are reported as reorganization items, net in the accompanying consolidated statements of operations. In addition, liabilities subject to compromise in the Chapter 11 case are distinguished from fully secured liabilities not expected to be compromised and from post-petition liabilities in the accompanying consolidated balance sheet as of September 30, 2012. Where there is uncertainty about whether a secured claim is undersecured or will be impaired under the plan, the Company has classified the entire amount of the claim as a liability subject to compromise. Such liabilities are reported at amounts expected to be allowed, even if they settle for lesser amounts. These claims remain subject to future adjustments, which may result from: negotiations; actions of the Court; disputed claims; rejection of executory contracts and unexpired leases; the determination as to the value of any collateral securing claims; proofs of claim; or other events.

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

Recently Adopted and Recently Issued Accounting Pronouncements

Accounting Standards Update (“ASU”) 2012-2

In July 2012, Financial Accounting Standard Board ("FASB") issued Accounting Standards Update No. 2012-2 ("ASU 2012-2") which amended the guidance for the testing of indefinite-lived intangible assets for impairment, similar to the goodwill amendment issued in September 2011. These amendments provide an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the fair value of an indefinite-lived intangible asset is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted.

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

Results of Operations

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011

The Company recorded a consolidated net loss of $221.1 million for the nine months ended September 30, 2012, compared to a net loss of $42.3 million for the corresponding period in 2011. The loss in the period ended September 30, 2012 is primarily attributable to the impairment of the investment in EMG in the amount of $260.4 million (including noncontrolling interest), as compared to a $50.5 million loss in the corresponding period in 2011.

Due to the purported termination of the Source GSPA and the uncertainties in Egypt, management decided to write-off the entire amount of the investment in EMG. The Company recorded in the nine months ended September 30, 2012 charges of $260.4 million in connection with its investment in EMG. The Company did not record future compensation from the arbitrations as an asset.

The Company’s management believes, based on advice of its legal counsel, that there is a reasonable chance of recovering significant monetary compensation for damages through the above described arbitrations. Future compensation from the arbitrations, if any, was not included in the Company's financial statements.

In the nine months ended September 30, 2012, the Company recorded $6.6 million of marketing and sales expense, as compared to a $6.7 million marketing and sales expense in the corresponding period in 2011. These expenses are attributable to Gadot and composed mainly of salary and commission expenses.

In the nine months ended September 30, 2012, the Company recorded $33.8 million of general, administrative and other expense, as compared to $45.3 million in the corresponding period in 2011. The decrease resulted mainly from the decrease in payments of annual management fees and a reduction in general and administrative expenses.

In the nine months ended September 30, 2012, the Company recorded $64.4 million of net loss attributable to noncontrolling interests, as compared to $11.6 million of net loss attributable to noncontrolling interests in the corresponding period in 2011. The loss is mainly attributable to the impairment of the investment in EMG.

In the nine months ended September 30, 2012, the Company recorded a $26.5 million interest expense, as compared to a $31.4 million interest expense for the corresponding period in 2011. The interest expense relates to the financing the Company obtained in order to purchase Gadot, the Company's debentures, the Company's notes payable and the interest expense resulting from the swap agreements.

In the nine months ended September 30, 2012, the Company recorded a $11.4 million translation gain, as compared to a $12.6 million translation gain for the corresponding period in 2011. The monetary value of denominated NIS balances reported on our balance sheet changes with currency exchange rates resulting in the translation gain or loss. The translation gain is related to a change in the valuation of the New Israeli Shekel (“NIS”) as compared to the U.S. Dollar, which decreased 2.3% in the nine months ended September 30, 2012, as compared to a decrease of 4.6% for the corresponding period in 2011.

The Company recorded a minor net gain of $0.7 million in Equity in gains of affiliates for the nine months ended September 30, 2012, as compared to a $0.3 million for  the corresponding period in 2011.

Results of operations analyzed by segments for the nine months ended September 30:

	2012	2011
	(U.S. Dollars in thousands)
Revenues:

Chemicals	$311,104	$318,697
Finance	14,575	21,571
Leisure-time	2,040	2,265
Equity in earnings of affiliates	658	268
Total	$328,377	$342,801

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

In the nine months ended September 30, 2012, the Company recorded $328.4 million in revenue which was comprised of $311.1 million in the Chemicals segment, $14.6 million in the Finance segment, $2.0 million in the Leisure-time segment and $0.7 million Equity in earnings of affiliates, as compared to $342.8 million for the same period in 2011, which was comprised of $318.7 million in the Chemicals segment, $21.6 million in the Finance segment, $2.3 million in the Leisure-time segment and $0.3 million Equity in earnings of affiliates. The decrease in Chemicals revenue is attributable to economic downturn in Europe and in Israel sales quantities decreased and the effect of the devaluation of the Euro and NIS exchange rate versus the U.S. Dollar exchange rate in the period. The demand for chemical carriers shows moderate growth during the nine months ended September 30, 2012.

	2012	2011
	(U.S. Dollars in thousands)
Expenses:

Chemicals	$302,826	$313,307
Finance	38,672	51,623
Energy	260,400	50,523
Leisure-time	2,103	2,183
Total	$604,001	$417,636

In the nine months ended September 30, 2012, the Company recorded $604.0 million in expenses which was comprised of $302.8 million of expenses in the Chemicals segment, $38.7 million of expenses in the Finance segment, $260.4 million of expenses in the Energy segment and $2.1 million of expenses in the Leisure-time segment, as compared to $417.6 million in expenses for the same period in 2011, which was comprised of $313.3 million in the Chemicals segment, $51.6 million in the Finance segment and $2.2 million in the Leisure-time segment.

Three months ended September 30, 2012 compared to three months ended September 30, 2011

The Company recorded a consolidated net loss of $2.9 million for the three months ended September 30, 2012, compared to a net loss of $20.4 million for the corresponding period in 2011. The decrease in net loss resulted mainly from impairment of the investment in EMG in the amount of $33.6 million (including noncontrolling interest) offset by translation gain of $19.9 million in the corresponding period in 2011, as compared to translation income of $5.8 million in the three months ended September 30, 2012.

In the three months ended September 30, 2012, the Company recorded $2.1 million of marketing and sales expense, as compared to a $2.1 million marketing and sales expense in the corresponding period in 2011. These expenses are attributable to Gadot and composed mainly of salary and commission expenses.

In the three months ended September 30, 2012, the Company recorded $10.2 million of general, administrative and other expense, as compared to $14.8 million in the corresponding period in 2011. The decrease resulted mainly from the decrease in payments of annual management fees and a reduction in general and administrative expenses.

In the three months ended September 30, 2012, the Company recorded $0.4 million of net loss attributable to noncontrolling interests, as compared to $0.1 million of net loss attributable to noncontrolling interests in the corresponding period in 2011.

In the three months ended September 30, 2012, the Company recorded a $6.2 million interest expense, as compared to a $9.7 million interest expense for the corresponding period in 2011. The interest expense relates to the financing the Company obtained in order to purchase Gadot, the Company's debentures, the Company's notes payable and the interest expense resulting from the swap agreements.

In the three months ended September 30, 2012, the Company recorded a $5.8 million translation gain, as compared to a $19.9 million translation gain for the corresponding period in 2011. The monetary value of denominated NIS balances reported on our balance sheet changes with currency exchange rates resulting in the translation gain or loss. The translation loss is related to a change in the valuation of the NIS as compared to the U.S. Dollar, which increased 0.3% in the three months ended September 30, 2012, as compared to a decrease of 8.7% for the corresponding period in 2011.

The Company recorded a minor net gain of $0.3 million in Equity in gains of affiliates for the three months ended September 30, 2012, as compared to $0.1 million in the corresponding period in 2011.

Results of operations analyzed by segments for the three months ended September 30:

	2012	2011
	(U.S. Dollars in thousands)
Revenues:

Chemicals	$100,149	$114,167
Finance	6,858	25,486
Leisure-time	528	716
Equity in earnings of affiliates	332	89
Total	$107,867	$140,458

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

In the three months ended September 30, 2012, the Company recorded $107.9 million in revenue, which was comprised of $100.1 million in the Chemicals segment, $6.9 million in the Finance segment, $0.5 million in the Leisure-time segment and $0.3 million Equity in earnings of affiliates, as compared to $140.4 million for the same period in 2011, which was comprised of $114.2 million in the Chemicals segment, $25.5 million in the Finance segment, $0.7 million in the Leisure-time segment and $0.01 million Equity in earnings of affiliates. The decrease in Chemicals revenue is primarily attributable to decrease in sales quantities and a moderate commodity price decrease. The demand for chemical carriers shows moderate growth during the three months ended September 30, 2012.

	2012	2011
	(U.S. Dollars in thousands)
Expenses:

Chemicals	$97,216	$112,115
Finance	10,272	15,478
Energy	--	33,600
Leisure-time	806	618
Total	$108,294	$161,811

In the three months ended September 30, 2012, the Company recorded $108.3 million in expenses, which was comprised of $97.2 million of expenses in the Chemicals segment, $10.3 million of expenses in the Finance segment and $0.8 million of expenses in the Leisure-time segment, as compared to $161.8 million in expenses for the same period in 2011, which was comprised of $112.1 million in the Chemicals segment, $15.5 million in the Finance segment and $0.6 million in the Leisure-time segment.

Income taxes

In the nine-month period ended September 30, 2012, the Company reported a tax expense of $7.4 million as compared to approximately $13.0 million of tax expense in the corresponding period in 2011. The tax expense which was recorded in 2012 was attributable mainly to an increase in the valuation allowance in the amount of $6.3 million, which was recorded due to the assumptions of the Company's management of the Company's ability to utilize its carryforward tax losses by way of disposition of assets. The Company intends to apply a tax planning strategy of selling all or a portion of its investments in order to utilize the net deferred income taxes that are attributable to foreign tax credits and loss carry forwards arising in the U.S., due to unrealized gain from its investments.

Liquidity and Capital Resources

Cash Flows

On September 30, 2012, cash, cash equivalents and marketable securities were $10.2 million, as compared with $54.5 million at December 31, 2011.

Presently, the Company does not have sufficient cash and other resources to service its debt and finance its ongoing operations. This fact raises substantial doubts as to the Company's ability to continue as a going concern if the Company does not reach agreement with the debenture holders, obtain additional financing or otherwise raise capital through the sale of assets or otherwise. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. As part of the Chapter 11 case, the Company is negotiating with the UCC, which includes representatives for the holders of the Company’s Series A, Series B and Series C debentures, to restructure all of Ampal’s debt.

Cash flows from operating activities

Net cash provided by operating activities totaled approximately $1.4 million for the nine months ended September 30, 2012, compared to approximately $57.9 million used in operating activities for the corresponding period in 2011. The decrease in cash used in operating activities is primarily attributable to the reduction of expenses and the increase in accounts payables and inventory.

Cash flows from investing activities

Net cash used in investing activities totaled approximately $4.2 million for the nine months ended September 30, 2012, compared to approximately $14.1 million provided from investing activities for the corresponding period in 2011.

Cash flows from financing activities

Net cash used in financing activities was approximately $37.5 million for the nine months ended September 30, 2012, compared to approximately $73.2 million of net cash used in financing activities for the corresponding period in 2011. The change in cash used in financing activities is primarily attributable to the notes payable repaid due to the sale of 012’s shares in the nine months ended September 30, 2011.

Investments

EMG

As of September 30, 2012, the Company’s financial statements reflect a 16.8% interest in shares of EMG, with 8.2% held directly and 8.6% held through Merhav Ampal Energy Holdings, LP, an Israeli limited partnership (of which Ampal owns 50% and which is being consolidated due to effective control granted through the partnership's agreement).

From January through April 2012, there were three explosions along the Egyptian gas pipeline owned and operated by GASCO (the Egyptian gas transport company) due to alleged terror attacks that Egypt and its state entities failed to prevent. Neither EMG's site nor EMG's pipeline were damaged in the attacks.

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

On May 2, 2012, the Company announced that it had filed a request for arbitration against the Arab Republic of Egypt, in connection with the Company’s investment in EMG for the breach of the bilateral investment treaty (“BIT”) between Egypt and the United States. Other EMG investors, including Ampal affiliates and co-investors in EMG, also requested arbitration under Egypt’s BITs with the United States, Poland and Germany. In the treaty arbitrations, the EMG investors claim that Egypt breached its international obligations under the applicable investment treaties by failing to provide fair and equitable treatment and full protection and security to their investments, impairing their investments through unreasonable and discriminatory measures, failing to observe the Egyptian State’s obligations toward their investments, and expropriating their investments. Through the arbitrations, the investors seek, among other relief, significant monetary compensation for damages caused by Egypt’s treaty violations. In accordance with the BIT between Egypt and the United States, Ampal’s request for arbitration was submitted to the World Bank’s International Centre for Settlement of Investment Disputes (“ICSID”).

Several others US entities and a German citizen who invested in EMG have also filed requests for arbitration pursuant to the ICSID convention. On August 21, 2012 the parties to the ICSID arbitration nominated their party-appointed arbitrator, and on October 16, 2012 the co-arbitrators appointed the President of the arbitration tribunal.

Mr. Yosef A. Maiman – a Polish national – and three Ampal-affiliated entities that he controls submitted a request for arbitration under Egypt’s BIT with Poland pursuant to the Arbitration Rules of the United Nations Commission on International Trade Law (“UNCITRAL”). During September 2012, the parties to the UNICTRAL arbitration nominated their party-appointed arbitrator, and are currently awaiting the nomination of the President of the arbitration tribunal, to be appointed by the Permanent Court of Arbitration.

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

EMG has named the Israel Electric Corporation, Ltd. (“IEC”) as an additional respondent. IEC is an Israeli state-owned electricity producer that entered into a Gas Sale and Purchase Agreement with EMG on August 8, 2005 (the "On-Sale Agreement"). Under the On-Sale Agreement, EMG promised to supply, and IEC promised to purchase, quantities of natural gas sold to EMG under the Source GSPA; those quantities were in turn guaranteed by EGPC/EGAS through the Tripartite Agreement. Therefore, EGPC/EGAS guaranteed that it would provide contractual quantities of gas to EMG (for sale to IEC) under both the Source GSPA and the Tripartite Agreement. Because the contractual guarantees under these two agreements are coextensive, EMG filed for declaratory relief declaring that EGPC/EGAS, and not EMG, are liable to IEC for supply deficiencies. An initial procedural conference call for the above arbitration was held on April 24, 2012, and the next meeting took place on May 31, 2012. The parties have exchanged pleadings regarding the ICC tribunal’s jurisdiction over the dispute, and the jurisdictional issues have now been joined with the merits phase of the arbitration The total amount of the claim has not yet been quantified and the Company cannot currently estimate the range of possible compensation.

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

GWE

In the nine months ended September 30, 2012, the Company made additional investments in the amount of a $1.0 million loan to Global Wind Energy Ltd.

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

Debentures

	Series A Debentures	Series B Debentures	Series C Debentures
	par value in NIS in thousands	par value in NIS in thousands	par value in NIS in thousands
Date of issuance	November 20, 2006	April 29, 2008	September 13, 2010
Linkage	Israeli CPI	Israeli CPI	Israeli CPI
Interest	5.75%	6.60%	6.95% + 1%(*)
Maturity date	November 2015	January 2016	September 2019
Issuance	250,000	577,823	170,000
Purchased	30,733	115,431	7,084
Paid (net)	43,853
Balance as of September 30, 2012	175,414	462,392	162,916
	U.S. Dollars in thousands	U.S. Dollars in thousands	U.S. Dollars in thousands
Balance as of September 30, 2012	51,388	131,258	42,379
Deposits held by trusties	--	5,010	9,404

 (*) See description below.

On September 13, 2010, Ampal completed a public offering in Israel of NIS 170.0 million (approximately $45.0 million) aggregate principal amount of its Series C debentures, due in 2019. The debentures are linked to the CPI and carry an annual interest rate of 6.95%. The Series C debentures rank pari passu with Ampal’s unsecured indebtedness. The debentures will be repaid in six equal annual installments commencing on September 7, 2014, and the interest will be paid semi-annually. As of September 30, 2012, the outstanding debt under the debentures amounts to $43.6 million. Ampal deposited an amount equal to $12.5 million with Ziv Haft Trust Company Ltd. in accordance with a trust agreement dated August 31, 2010, to secure the first four years worth of payments of interest on the debentures. As of September 30, 2012, the outstanding amount of the deposit was $9.4 million. The debt offering was made solely to certain non-U.S. institutional investors in accordance with Regulation S under the U.S. Securities Act of 1933, as amended. The debentures have not been and will not be registered under the U.S. securities laws, or any state securities laws, and may not be offered or sold in the United States or to United States persons without registration unless an exemption from such registration is available.

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

Prior to the Filing, the Company had negotiated with committees of Holders to discuss various proposals made by the Company for the implementation of postponement of payments due on the Debentures. All such proposals and term sheets presented by the Company are no longer valid, mainly since, subsequent to the Filing, all negotiations are conducted under the jurisdiction of the Court and in accordance with applicable provisions of the Bankruptcy Code and the orders of the Court. As part of the Chapter 11 case, the Company is negotiating with the UCC, which includes representatives for the Holders, to restructure all of Ampal’s debt.

Loans

a.
Ampal funded Gadot's three-stage acquisition with a combination of available cash and the proceeds of the credit facility, as amended from time to time (the "Credit Facility"), between Merhav-Ampal Group Ltd. (formerly Merhav-Ampal Energy Ltd.), an Israeli corporation and wholly owned subsidiary of Ampal ("MAG"), and Israel Discount Bank Ltd. ("IDB"), for approximately $87.4 million. The Credit Facility is divided into two equal loans of approximately $43.7 million. The first loan is a revolving loan that has no principal payments and may be repaid in full or in part on December 31 of each year until 2019, when a single balloon payment will become due. The second loan also matures in 2019, has no principal payments for the first one and a half years, and shall thereafter be paid in equal installments over the remaining 9.5 years of the term. As of September 30, 2012, the outstanding debt under the loans amounts to $58.9 million. Interest on both loans accrues at a floating rate currently equal to LIBOR plus 3% and is payable on a current basis. Ampal has guaranteed all the obligations of MAG under the Credit Facility and Ampal’s interest in Gadot has also been pledged to IDB as a security for the Credit Facility.  Yosef Maiman has agreed with IDB to maintain ownership of a certain amount of the Company’s Class A Stock. The Credit Facility contains customary affirmative and negative covenants for credit facilities of this type. The Company has certain financial and other covenants in the Credit Facility. The Company determined that in connection with the preparation of its September 30, 2012 financial statements it would not meet certain required covenants and due to the Company's other debts (mainly, to its debenture holders), in accordance with the terms of the Credit Facility, IDB may decide to accelerate the Credit Facility and set it to immediate prepayment. The outstanding balance is classified as a current liability. Following Ampal’s voluntary petition for relief (the “Filing”) under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Court”), Case No. 12-13689 on August 29, 2012, MAG has been informed by IDB that a sum of approximately 67,745,000 New Israeli Shekels (equivalent to approximately $16.7 Million) held by MAG in an IDB bank account was set off by IDB on August 30, 2012.  IDB asserts in its notice that the set off is in accordance with a certain irrevocable written undertaking provided by MAG to IDB on December 31, 2007 (the “Undertaking”), to which the Company is a guarantor.  IDB claims that the Filing constitutes a breach of the Undertaking, which would allow IDB to set off all monies held by MAG at IDB, and would also allow IDB to accelerate MAG’s entire indebtedness under the Facility and to set it to immediate repayment.  IDB has not set the entire debt to immediate repayment, but noted that it retains any right it may have to do so, and also reserves its rights to do so in the future. Therefore, the outstanding balance is classified as a short term obligation.

b.
As of September 30, 2012, the Company has a $1.2 million loan with Union Bank of Israel that bears interest at the rate of LIBOR plus 2% to be repaid in one remaining annual installment on April 2, 2013. The loan agreement contains financial and other covenants. The Company determined that in connection with the preparation of its September 30, 2012 financial statements that it would not meet the covenants, and that therefore, Union Bank of Israel may decide to accelerate the loan and set it to immediate prepayment. The outstanding balance is classified as a current liability. The bank has not requested early repayment of the loans.

c.
As of September 30, 2012, the Company has $93.7 million in notes from institutional investors who own 50% of Merhav Ampal Energy Holdings, LP. The notes are not linked to the CPI, bear no interest and are repayable upon agreement by both parties.

d.
The Company has a long-term loan from Bank Hapoalim in the aggregate amount of $3.5 million. The loan matures in 2018 and shall be paid in seven equal annual installments. As of September 30, 2012, the outstanding debt under the loan amounts to $3.5 million. Interest accrues at a floating rate equal to LIBOR plus 3.5% and is payable on a quarterly basis. Due to the above mentioned filing the outstanding balance is classified as a liability subject to compromise.

e.
As of September 30, 2012, Gadot has short-term loans, including current maturities, payable in the amount of $134.8 million and long-term loans payable in the amount of $104.5 million. The various short term-loans payable are either unlinked or linked to the U.S. Dollar or Euro and bear interest at annual rates between 1.6% to 5.7%. The various long-term loans payable are either unlinked or linked to the CPI or linked to the U.S. Dollar or Euro and bear interest at annual rates between 0.3% to 11.4%.

Our significant contractual obligations as of September 30, 2012 are summarized in the following table (in thousands):

Contractual Obligations	Total	Less than 1 year	1 – 3 years	3-5 years	More than 5 years
Short-Term Debt:
Gadot - working capital	$85,811	$85,811
Gadot - current maturities	$39,529	$39,529
Ampal - revolving credit line	$107	$107
Ampal - current maturities	$60,591	$60,591
Long-Term Debt:
Ampal	$93,691				$93,691
Gadot	104,471		$26,094	$24,360	54,017
Total Debt	$384,200	$186,038	$26,094	$24,360	$147,708

As of September 30, 2012, the Company had issued guarantees on certain outstanding loans to its investees and suppliers in the aggregate principal amount of $37.7 million, as follows:

1.	The Company provided a $8.2 million guarantee on indebtedness incurred by Bay Heart.

2.	$29.5 million guarantees of Gadot for suppliers.

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

As of September 30, 2012, the Company had open foreign currency forward exchange contracts to purchase Euros and sell U.S. Dollars in the amount of $1.4 million.

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

On August 29, 2012, the Company filed a voluntary petition for relief (the “Filing”) under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Court”), Case No. 12-13689.  Please see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information regarding the Filing.

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

The Company’s management believes, based on advice of its legal counsel, that there is a reasonable chance of recovering significant monetary compensation for damages through the above - described arbitrations. Future compensation from the arbitrations, if any, was not included in the Company's financial statements.

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

While not required for smaller reporting companies, we include the following risk factors in addition to the ones previously provided:

Failure to execute our turnaround strategy could adversely affect our Company’s liquidity, financial condition and results of operations.

We are currently operating our business as a debtor-in-possession in Chapter 11.  The continuation of our Company as a going concern is contingent upon, among other things, our Company’s ability (i) to develop a plan of reorganization and obtain confirmation of that plan under the Bankruptcy Code; (ii) to reduce debt and other liabilities through the bankruptcy process; (iii) to subsequently generate sufficient cash flow from operations; and (iv) to obtain financing sources, if necessary, to meet our future obligations.  The uncertainty regarding these matters raises substantial doubt about our ability to continue as a going concern.

As a result of the Chapter 11 case, our historical financial information may not be indicative of our future financial performance.

Our capital structure may be significantly altered through the Chapter 11 process. Under fresh-start reporting rules that may apply to the Company upon the effective date of a plan of reorganization, our assets and liabilities would be adjusted to fair values and our accumulated deficit would be restated to zero. Accordingly, if fresh-start reporting rules apply, our financial condition and results of operations following our emergence from the bankruptcy would not be comparable to the financial condition and results of operations reflected in our historical financial statements. In connection with the Chapter 11 case and the development of a plan of reorganization, it is also possible that additional restructuring and related charges may be identified and recorded in future periods. Such charges could be material to our consolidated financial position and results of operations in any given period.

Operating during the Chapter 11 case may restrict our ability to pursue our strategic and operational initiatives.

As a result of the Chapter 11 case, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond in a timely manner to certain events or take advantage of certain opportunities. Additionally, if part of our reorganization plan involves obtaining DIP financing, then the terms of any DIP Credit Agreement limit our ability to undertake certain business initiatives. These limitations include, among other things, our ability to:

•	incur indebtedness;
•	incur or create liens;
•	dispose of assets;
•	prepay certain indebtedness and make other restricted payments; and
•	modify the terms of certain indebtedness and certain material contracts.

The Chapter 11 case may have an adverse effect on our business and results of operations.

The requirements of the Chapter 11 case have consumed and will continue to consume a substantial portion of our corporate management’s time and attention and leave them with less time to devote to the business. This diversion of attention may materially and adversely affect the development of our business strategy, and, as a result, on our financial condition and results of operations, particularly if the Chapter 11 case is protracted.

 Furthermore, we have incurred and will continue to incur during the pendency of the Chapter 11 case substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 case.

If we are unable to implement a plan of reorganization, we may not be able to restructure our Company’s debts and continue as a going concern.

Our plan of reorganization has not yet been formulated or submitted to the Court.  In order to successfully emerge from Chapter 11 bankruptcy protection, we must develop and obtain Court and creditor approval of our plan of reorganization.  This process requires us to meet statutory requirements with respect to adequacy of disclosure with respect to a plan, soliciting and obtaining creditor acceptance of a plan, and fulfilling other statutory conditions for plan confirmation.  We may not receive the requisite acceptances to confirm a plan.  Even if the requisite acceptances of a plan are received, the Court may not confirm it.  As a result, there is no guarantee that we will successfully reorganize and continue as a going concern.

Trading in our Class A Stock during the pendency of the Chapter 11 case is highly speculative and poses substantial risks. Our Class A Stock may be cancelled and holders of such Class A Stock may not receive any distribution with respect to, or be able to recover any portion of, their investments.

Although we cannot say for certain whether holders of our Class A Stock will be eligible to receive any distributions on account of those holdings under a plan of reorganization or, if applicable, in a liquidation, it is exceedingly likely that these equity interests will be cancelled and extinguished in connection with confirmation of a plan of reorganization by the Court and the holders thereof would not be entitled to receive, and would not receive or retain, any property or interest in property on account of such equity interests. In the event of cancellation of these equity interests, amounts invested by such holders in our outstanding equity securities will not be recoverable. As a result, our currently outstanding Class A Stock would have no value. Trading prices for our Class A Stock may bear little or no relationship to the actual recovery, if any, by the holders thereof in the Chapter 11 case. Accordingly, we urge extreme caution with respect to existing and future investments in our Class A Stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)	Exhibits:

3.1	Unofficial Composite Copy of Certificate of Incorporation

11.1	Schedule Setting Forth Computation of Earnings Per Share of Class A Stock.

31.1	Certification of Yosef A. Maiman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Irit Eluz pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Yosef A. Maiman and Irit Eluz pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
(Principal Financial Officer)

By: /s/ Nir Bernstein
Nir Bernstein
Vice President - Accounting and Controller
(Principal Accounting Officer)

Date: November 13, 2012

AMPAL-AMERICAN ISRAEL CORPORATION AND SUBSIDIARIES

Exhibit Index

Exhibit No.	Description

3.1	Unofficial Composite Copy of Certificate of Incorporation

11.1	Schedule Setting Forth Computation of Earnings Per Share of Class A Stock.

31.1	Certification of Yosef A. Maiman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Irit Eluz pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Yosef A. Maiman and Irit Eluz pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.